Form 10-Q
period 1996-09-30
HFNC FINANCIAL CORP
filed 1996-11-13
CIK 1001582

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number                           0-27388
                       --------------------------------------------------------

                             HFNC  FINANCIAL CORP
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                               56-1937349
---------------------------------------------      ----------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                          Identification No.)

            139 SOUTH TRYON STREET, CHARLOTTE, NORTH CAROLINA 28202
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (704) 373-0400
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report[s]), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
    ----------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   $0.01 PAR VALUE COMMON STOCK                     17,192,500 SHARES
------------------------------------      -------------------------------------
          Class of Stock                    Outstanding at September 30, 1996

                             HFNC FINANCIAL CORP.

                               TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                             PAGE
-------        ---------------------                             ----

Item 1.        Financial Statements:

               Consolidated Condensed Balance Sheets,
               September 30, 1996 and June 30, 1996                 3

               Consolidated Condensed Statements of Income,
               Three month Periods
               Ended September 30, 1996 and 1995                    4

               Consolidated Condensed Statements of Cash Flows
               Three month Periods Ended September 30, 1996
               and 1995                                             5

               Notes to Consolidated Condensed Financial
               Statements                                         6-9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations     10-14

PART II.       OTHER INFORMATION
--------       -----------------

Item 1.        Legal Proceedings                                   15
Item 2.        Changes in Securities                               15
Item 3.        Defaults Upon Senior Securities                     15
Item 4.        Submission of Matters to a Vote of Security
               Holders                                             15
Item 5.        Other Information                                   15
Item 6.        Exhibits and Reports on Form 8-K                    15

SIGNATURES                                                         16

                        HFNC FINANCIAL CORP.

                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      As of
                                          ----------------------------
                                          September 30,         June 30,
                                              1996                1996
ASSETS
------
CASH AND CASH EQUIVALENTS:
  Cash                                    $  9,909,127        $  6,769,598
  Federal funds sold                         4,473,000           2,836,000
                                          ------------        ------------
     Total                                  14,382,127           9,605,598

SECURITIES AVAILABLE FOR SALE:
  At fair value (amortized cost:
     September 30, 1996 - $248,666,018;
     June 30, 1996 - $248,922,746)         249,961,796         248,445,333

LOANS RECEIVABLE, NET                      553,427,803         505,130,813

REAL ESTATE                                  1,304,412           2,539,014

OFFICE PROPERTIES AND EQUIPMENT, NET         9,096,973           5,846,103

STOCK OF FEDERAL HOME LOAN BANK
  OF ATLANTA, at cost                        5,062,100           5,062,100

OTHER ASSETS                                11,839,276          12,249,107
                                          ------------        ------------
TOTAL                                     $845,074,487        $788,878,068

LIABILITIES AND EQUITY
----------------------
DEPOSITS                                  $438,876,527        $448,570,916

OTHER BORROWED FUNDS (Note 4)              145,000,000          85,000,000

OTHER LIABILITIES                           13,433,780           8,802,696
                                          ------------        ------------
  TOTAL LIABILITIES                        597,310,307         542,373,612
                                          ------------        ------------
EQUITY (Note 1):
  Common stock, par value $0.01 per
     share: 25,000,000 shares
     authorized; 17,192,500 shares
     issued and outstanding                    171,925             171,925
  Additional paid-in capital               168,494,521         168,390,571
  Unearned ESOP shares (Note 2)             (8,550,000)         (8,700,000)
  Retained Income                           86,858,168          86,896,095
  Unrealized gain (loss) on securities
     available for sale (net of of
     deferred taxes:  September 30, 1996
     - $506,212; June 30, 1996
     - $223,278)                               789,566            (254,135)
                                          ------------        ------------
        Total equity                       247,764,180         246,504,456
                                          ------------        ------------
TOTAL                                     $845,074,487        $788,878,068
                                          ------------        ------------
                                          ------------        ------------

See notes to consolidated condensed financial statements.

                             HFNC FINANCIAL CORP.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                  Three Months Ended
                                                    September 30,
                                               ---------------------------
                                                   1996           1995
INTEREST INCOME:
  Interest on loans                            $11,193,955     $ 9,605,039
  Interest and dividends on securities           4,447,357       1,951,381
                                               -----------     -----------
     Total                                      15,641,312      11,556,420
                                               -----------     -----------

INTEREST EXPENSE:
  Interest on customer deposits                  5,947,190       7,269,062
  Interest on other borrowed funds               1,782,656          61,474
                                               -----------     -----------
     Total                                       7,729,846       7,330,536
                                               -----------     -----------

NET INTEREST INCOME                              7,911,466       4,225,884

PROVISION FOR LOAN LOSSES (RECOVERY OF
  ALLOWANCE)                                       374,397        (141,892)
                                               -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                    7,537,069       4,367,776
                                               -----------     -----------

OTHER OPERATING INCOME:
  Service charges and fees                         196,043         219,473
  Gain on sale of office properties and
     equipment                                          --         657,616
  Other                                            115,562         137,267
                                               -----------     -----------
     Total                                         311,605       1,014,356
                                               -----------     -----------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                 1,600,810       1,487,141
  Federal deposit insurance premiums               265,484         269,320
  Special SAIF recapitalization assessment       3,077,275              --
  Occupancy                                        410,565         580,867
  Net cost of real estate operations               173,203          (4,326)
  Advertising                                      182,285         160,318
  Data processing                                   95,829          62,833
  Other                                            780,300         426,977
                                               -----------     -----------
     Total                                       6,585,751       2,983,130
                                               -----------     -----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE     1,262,923       2,399,002

PROVISION FOR INCOME TAXES                         486,225         902,936

INCOME BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE                 776,698       1,496,066

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  FOR POSTRETIREMENT BENEFITS (Net of
  income tax benefit of $650,000)                       --       1,050,000
                                               -----------     -----------

NET INCOME                                         776,698         446,066
Retained income, beginning balance              86,896,095      79,321,993
Less:  Dividends declared ($.05 per share)        (814,625)             --
                                               -----------     -----------

Retained income, ending balance                $86,858,168     $79,768,059
                                               -----------     -----------
                                               -----------     -----------

NET INCOME PER SHARE (Note 1):                 $      0.05             n/a

See notes to consolidated condensed financial statements.

                             HFNC FINANCIAL CORP.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                      September 30,
                                              -----------------------------
                                                  1996             1995
OPERATING ACTIVITIES:
  Net income                                  $    776,698     $    446,066
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Cumulative effect of a change in
        accounting principle, net                       --        1,050,000
     Depreciation and amortization                 110,545          125,625
     Amortization of net deferred loan fees        453,356          386,182
     Net amortization (accretion) of
        premiums and discounts on
        investment securities                      165,792          (10,206)
     Provision for losses on loans (recovery
        of allowance)                              374,397         (141,892)
     Provision for losses on real estate
        (recovery of allowance)                     70,379          (72,932)
     (Gain) loss on sale of:
        Fixed assets                                    --         (657,616)
        Real estate owned                           30,073          129,769
     Fair value of committed ESOP shares           253,950               --
     Increase in other liabilities               4,631,084        2,740,016
     Increase in other assets                     (319,659)        (582,062)
                                              ------------     ------------
           Net cash provided by operating
              activities                         6,546,615        3,412,950
                                              ------------     ------------

INVESTING ACTIVITIES:
  Proceeds from maturities and calls of
     investment securities                       2,000,000        9,500,000
  Proceeds from principle repayment of
     mortgage-backed securities                  3,040,936               --
  Proceeds from sale of real estate              1,232,594          950,987
  Proceeds from disposal of office
     properties and equipment                           --        1,497,096
  Purchase of mortgage-backed securities        (4,950,000)              --
  Purchase of investment securities held
     to maturity                                        --      (13,773,274)
  Purchase of office properties and
     equipment                                  (3,361,415)         (10,123)
  Net loan originations                        (49,223,187)      (9,955,015)
                                              ------------     ------------
           Net cash used in investing
              activities                       (51,261,072)     (11,790,329)
                                              ------------     ------------
                                                        --
FINANCING ACTIVITIES:
  Increase (decrease) in deposits               (9,694,389)      21,000,475
  Net proceeds from securities sold
     under agreements to repurchase             35,000,000
  Advances from Federal Home Loan Bank          25,000,000               --
  Repayments of advances from Federal
     Home Loan Bank                                     --      (10,000,000)
  Cash dividends paid                             (814,625)              --
                                              ------------     ------------
           Net cash provided by
              financing activities              49,490,986       11,000,475
                                              ------------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS            4,776,529        2,623,096

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                     9,605,598       15,122,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 14,382,127     $ 17,745,820
                                              ------------     ------------
                                              ------------     ------------

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
     Interest                                 $  8,396,563     $  7,837,251
     Income taxes                                  431,501               --
  Loans foreclosed                                  98,444           75,000
  Unrealized gain (loss) on investment
     securities available for sale, net
     of taxes                                    1,043,701           14,704

See notes to consolidated condensed financial statements.

                             HFNC FINANCIAL CORP.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

HFNC Financial Corp. (the "Company") was incorporated under North Carolina law in August 1995 by Home Federal Savings and Loan Association (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Association's stock to the Company and the offer and sale of the Company's common stock by the Company (the "Conversion"). The Conversion, completed on December 28, 1995, resulted in the issuance and sale of 17,192,500 shares of $0.01 par value common stock. The gross proceeds of the Conversion totaled $171,925,000, of which $171,925 was allocated to common stock and $168,266,013 (net of conversion costs of $3,487,062) is included in additional paid-in capital. Approximately 50% of the net proceeds from the Conversion were used to acquire 100% of the common stock of the Association. Substantially all of the remaining net proceeds from the Conversion are being retained by HFNC Investment Corp., a wholly-owned subsidiary of the Company.

The accompanying consolidated condensed financial statements of the Company have been prepared in accordance with instructions to Form 10-Q.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1996, contained in the Company's 1996 annual report.

EARNINGS PER SHARE -- Because the Company completed its conversion to stock ownership on December 28, 1995, earnings per share comparisons to prior periods are not considered meaningful for presentation in the consolidated condensed financial statements. Net income per share was computed by dividing net income by 16,330,000, the weighted average number of shares outstanding during the period. In accordance with generally accepted accounting principles, ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

2. EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion (Note 1), the Company established an Employee Stock Ownership Plan (ESOP) to provide benefits to substantially all employees. A $9,000,000 loan from the Company's wholly owned subsidiary, HFNC Investment Corp. was used by the ESOP to purchase 900,000 shares of the Company's common stock in the Conversion at $10 per share. As the loan is internally leveraged, the note receivable from the ESOP is not reported as an asset nor is the ESOP's debt reported as a liability, however, the cost of unallocated shares is shown as a reduction of stockholders' equity on the balance sheet. During the quarter ended September 30, 1996, 15,000 shares from the plan were committed to be released, with a cost to the plan of $150,000 and a fair value $103,950 in excess of cost. The cost of the shares is reflected on the balance sheet as a reduction of unearned ESOP shares and the excess of fair value over cost is reflected as an addition to additional paid-in capital as shares are released.

3. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain health care and life insurance benefits for substantially all of its retired employees. These postretirement plans are currently not funded. Effective July 1, 1995, the Association adopted Statement of Financial Accounting Standards (SFAS) NO. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Association previously expensed the cost of these benefits, which are principally health care insurance costs, as paid. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years. The Company elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effect as of July 1, 1995 was an increase in accrued postretirement health care costs of $1,700,000 and a decrease in net earnings of $1,050,000 (after income taxes of $650,000), which has been included in the Company's consolidated condensed statement of income for the three months ended September 30, 1995.

4. OTHER BORROWED FUNDS

Other borrowed funds at September 30, 1996 consisted of $125.0 million of securities sold under repurchase agreements and $25.0 million of advances from the Federal Home Loan Bank of Atlanta (FHLB advances). The securities sold under agreement to repurchase had an interest rate of 5.60% and matured October 18, 1996. The FHLB advances had an interest rate of 5.83% and mature on August 14, 1997.

5. LITIGATION

The Association is currently involved in litigation with a borrower and affiliated companies who have alleged that the Association and another financial institution engaged in a conspiracy to wrongfully declare each of the borrower's loans in default and to wrongfully force the borrower to pay off those loans before the borrower was otherwise obligated to do so. The plaintiffs allege violations of North Carolina's Unfair and Deceptive Trade Practices Act, improper economic coercion, interference with contracts and interference with potential contractual relationships. Plaintiffs claim substantial damages, punitive damages, interest, attorney's fees and other costs. The litigation, which began in the North Carolina state court system in 1994, was removed to the United States Bankruptcy Court for the Western district of North Carolina, Charlotte Division. The Association filed counterclaims against each of the plaintiffs and a third party complaint against the individual borrower, which are in the nature of claims for sums due under numerous promissory notes. The Association also seeks to recover statutory treble damages, punitive damages, interest, attorneys' fees and other costs.

In May 1995, an order for summary judgment was entered in the United States Bankruptcy Court in favor of the Association on all of its counterclaims against the borrower and in favor of the Association with respect the dismissal of all of the borrower's claims against the Association. On September 26, 1995, the United States District Court entered the United States Bankruptcy Court's recommended and proposed order and judgment dismissing the plaintiffs' claims against the Association and in favor of the Association on all of its counterclaims in an amount in excess of $8.0 million against the plaintiffs and the individual borrower. On October 24, 1995, the plaintiffs filed a notice of appeal to the Fourth Circuit Court of Appeals. On September 10, 1996, the Fourth Circuit Court of Appeals affirmed the District Court's dismissal of the plaintiff's claims against the Association.

In June 1995, affiliated companies of the borrower involved in the aforementioned litigation filed another adversary proceeding against the Association alleging wrongful dishonor of a check, altered by the plaintiff, which was to be used to meet debt service requirements with respect to properties which were the subject of United States Bankruptcy Court proceedings. The Association had exercised its right to set off the funds on deposit against outstanding debts owed to the Association. In addition to claiming damages as a result of alleged potential loss of equity in the properties, the plaintiffs seek treble damages and attorneys' fees. This lawsuit is still in the discovery phase.

In December 1995, affiliated companies of the borrower filed an action against
H. Joe King, Jr., J. Harold Barnes, Jr., officers of the Association, and against an officer of another financial institution, essentially asserting the same claims against them as against the Association and the other financial institution in the initial litigation. The Association has agreed, pursuant to Indemnity Agreements entered into between Messrs.
King and Barnes and the Association in September 1988, to indemnify both Mr. King and Mr. Barnes with respect to all costs, expense and liability that may arise in connection with this case. The litigation is currently in the discovery phase and is scheduled for trial in May of 1997.

The Association and its officers continue to deny any liability in the above described cases and continue to vigorously defend against the claims. However, based on the advice of legal counsel, the Association is unable to give an opinion as to the likely outcome of the litigation or estimate the amount or range of potential loss, if any.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

The Company's assets amounted to $845.1 million at September 30, 1996, compared to $788.9 million at June 30, 1996, an increase of $56.2 million or 7.1%. This increase was primarily due to growth in loans receivable of $48.3 million, to $553.4 million at September 30, 1996 compared to $505.1 million at June 30, 1996, resulting from the development of new loan products and to the use of correspondent loan originators in generating loan volume. In addition to the increase in loans receivable, cash and cash equivalents increased $4.8 million to $14.4 million, and office properties and equipment increased $3.3 million from the purchase of a new office for the Association's mortgage loan origination operation. Total liabilities increased $54.9 million from the prior period due primarily to the $60.0 million, or 70.6%, increase in other borrowed funds to $145.0 million from $85.0 million in the prior quarter. The increase in other borrowed funds was used primarily to fund increased loan originations. "Other liabilities" also increased due to the $3.1 million liability for the Savings Association Insurance Fund (SAIF) recapitalization payment and to an increase of $1.4 million in advances by borrowers for taxes and insurance. Deposits declined by $9.7 million or 2.2% as the Association has sought to reprice at market rates deposits that were originated at promotional rates in the prior year. Stockholders' equity increased $1.3 million due to net income of $777,000 and to an increase in unrealized gains on securities available for sale of $1.0 million. These were offset somewhat by the payment of $815,000 in dividends.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL: Net income for the three months ended September 30, 1996 amounted to $777,000, an increase of $331,000 from the comparable quarter in 1995, primarily due to an increase in interest and dividend income of $4.1 million
and a reduction in interest on deposits of $1.3 million.   These additions to
income were offset somewhat by an increase in interest on borrowed funds of $1.7 million, a current period provision for loan losses of $374,000, compared to a prior period net recovery of allowance of $142,000, and a reduction in the gain on sale of office properties and equipment of $658,000.
 The quarter ended September 30, 1996 was further impacted by a $3.1 million one time special assessment by the Federal Deposit Insurance Corporation
(FDIC) to recapitalize the SAIF. This assessment will recapitalize the SAIF insurance fund, allowing premiums for savings and loan associations to be reduced to a level more comparable to those of commercial banks. The reduced premiums will take effect in January of 1997 and will benefit the Company's income in future periods. See "SAIF Special Assessment." Net income for the quarter ended September 30, 1995 was affected by a one time after-tax cost of $1.1 million resulting from the implementation of a new accounting pronouncement related to postretirement benefits.

NET INTEREST INCOME: Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's net interest income increased $3.7 million, or 87.2%, to $7.9 million for the three months ended September 30, 1996, compared to $4.2 million for the three months ended September 30, 1995. This increase reflects both the increase in the Company's interest rate spread to 2.43% for the 1996 quarter from 2.24% for the 1995 quarter and the increase in the ratio of interest-earning assets to interest-bearing liabilities to 1.4 for the quarter ended September 30, 1996 from 1.1 for the quarter ended September 30, 1995, primarily due to investment of the stock conversion proceeds.

INTEREST INCOME: Interest income increased $4.1 million or 35.3% from the prior year quarter due to an increase in interest on loans of $1.6 million and an increase in interest on securities of $2.5 million. The increase in interest on loans resulted from loan growth since the stock conversion, with the average balance outstanding increasing to $525.9 million in the quarter ended September 30, 1996 compared to $437.5 million in the prior year quarter, an increase of $88.4 million or 20.2%. The increase in interest on securities primarily resulted from the investment of conversion proceeds into these investments, with the average balance of investment securities increasing to $246.9 million during the quarter ended September 30, 1996, compared to an average balance of $113.7 million in the same quarter of 1995.

INTEREST EXPENSE: Total interest expense for the quarter ended September 30, 1996 increased $399,000 or 5.4% over the quarter ended September 30, 1995. Interest on customer deposits during the current quarter decreased $1.3 million or 18.2% from the comparable quarter in 1995 due to decreases in both the level of deposits during the period and the average rate paid for those deposits. The average deposit balance decreased to $440.4 million for the current quarter, down from $499.8 million for the quarter ended September 30, 1995. The average rate paid decreased to 5.40% from 5.82% in the 1995 quarter. Both of these decreases were due to the Association's efforts to
reprice renewing certificates of deposit to present market rates.   Many of
these certificates of deposit were originated in early 1995 as part of a marketing program to respond to rates offered by other financial institutions in its market area and in response to a general increase in market interest rates on deposits. A large portion of these certificates have matured and
have either not been renewed or have been renewed at market rates.   Interest
on advances and other borrowings increased $1.7 million due to an increase in the average balance outstanding to $122.7 million in the quarter ended in September 30, 1996, compared to $4.1 million in the prior year quarter. Such increase in other borrowings was due primarily to an increase securities sold under repurchase agreement to generate funds to support the increased loan origination activity. This increase in average balance was somewhat offset by a decrease in the average rate paid to 5.64% in the 1996 quarter from 5.95% in the 1995 quarter.

PROVISION FOR LOAN LOSSES (RECOVERY OF ALLOWANCE): The Company's allowance for loan losses is maintained at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, general economic conditions in the Company's market area, and to other factors related to the collectibility of the loan portfolio. In order to give recognition to the possibility of unknown losses, a part of the loan loss allowance relates to assets that are fully performing. During the quarter ended September 30, 1996, the Association recorded a provision for loan losses of $374,000 compared to a recovery of $142,000 in the comparable 1995 quarter. Approximately $200,000 of the current quarter provision relates to the loan growth during the quarter. These loans are fully performing, but an allowance is established for potential losses not yet known. At September
30, 1996, the allowance amounted to $7.8 million, which amounted to 92.6% of nonperforming loans and 1.4% of total loans.

OTHER OPERATING INCOME: Other operating income decreased $703,000 to $312,000 in the current quarter compared to $1.0 million in the prior year quarter. This was due primarily to a $658,000 gain on sale of office property and equipment in the 1995 quarter, with no such sale occurring in the current year quarter.

OTHER OPERATING EXPENSES: Other operating expenses increased $3.6 million over the same quarter in the prior year, to $6.6 million compared to $3.0 million in the quarter ended September 30, 1995. The primary component of the increase was a $3.1 million special SAIF assessment discussed previously. See "SAIF
Special Assessment." Excluding the SAIF assessment, other operating expenses increased $525,000 to $3.5 million in the quarter ended September 30, 1996. Current year increases in salaries and employee benefits of $114,000, net cost of real estate operations of $178,000, and miscellaneous other expenses of $353,000 were offset somewhat by a reduction of $170,000 in occupancy expenses. Salary and benefit costs increased due to accounting recognition of costs associated with the release of unallocated shares from the employee stock ownership plan. Compensation expense must be recognized at the fair value of shares at the time they are committed to be released rather than at the cost of those shares to the plan. This fair value recognition increased current quarter salaries and benefits costs by $104,000 compared to the prior year. The net cost of real estate operations increased due to a net provision for losses on REO of $70,000 in the current year compared to a net recovery of $73,000 in the 1995 quarter and to an increase in repair expenses. Miscellaneous other expenses increased $353,000 due primarily to $171,000 in increased legal expenses in the quarter ended September 30, 1996 compared to the 1995 quarter and to a new $75,000 franchise tax paid during the 1996 quarter related to the holding company. Occupancy expenses decreased $170,000 from the prior year quarter due to non-recurring expenses in 1995 relating to the exterior repairs to the Company's main office.

PROVISION FOR INCOME TAXES: The income tax provision for the quarter ended September 30, 1996 decreased $417,000 from the provision in the 1995 quarter due to a decrease in "income before income taxes and cumulative effect of a change in accounting principle". As noted in the following paragraph, the change in accounting principle in the 1995 quarter was expressed net of tax.

CHANGE IN ACCOUNTING PRINCIPLE. In the quarter ended September 30, 1995, the Association adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". As a result, the Association recognized a $1.7 million accumulated postretirement benefit obligation effective July 1, 1995. On an after tax basis, this charge amounted to approximately $1.1 million and was reported as a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company invests excess funds in overnight deposits and other short-term interest-earning assets. The Company can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. The Company's available for sale securities and short-term interest earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, the Company may borrow from the FHLB of Atlanta or through securities sold under repurchase agreements.


SAIF SPECIAL ASSESSMENT

The deposits of the Bank are insured by the SAIF of the FDIC. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and the FDIC had recently reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semiannual premium assessment on January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their then existing levels (23 basis points for institutions in the lowest risk category). Accordingly, until the SAIF had attained a reserve ratio of 1.25% of insured deposits, SAIF members such as the Association would have been competitively disadvantaged as compared to commercial banks due to this premium differential.

Legislation, passed by the U.S. House of Representatives and the Senate, was signed into law by the President on September 30, 1996 to recapitalize the SAIF. The special assessment was fully anticipated by the Association because legislation had been close to enactment on several occasions over the past year. As a result of such legislation, the Association was required to pay a one-time assessment of 65.7 cents for every $100 of deposits which amounted to $3.1 million pre-tax with a $1.9 million after-tax effect.

The legislation also mandated that SAIF-insured institutions' (such as the Association) deposit insurance premiums decline from 23 basis points to approximately 6.4 basis points, effective January 1, 1997. The mandated decline in the premium rate is expected to reduce the Assocation's pre-tax annual SAIF premiums by approximately $800,000 (based on current deposit levels). The reduced future annual premiums will more than offset the negative impact on the Association's first quarter earnings.

                             HFNC FINANCIAL CORP.

                                    PART II

Item 1. Legal Proceedings
        -----------------
        Other than as discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements, the Company is not engaged in any legal proceedings at the present time other than those generally associated with the normal course of business.

Item 2. Changes in Securities
        ---------------------
        Not applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Not applicable.

Item 5. Other Information
        -----------------
        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HFNC FINANCIAL CORP.

Date:  November 5, 1996                By:  /s/ H. Joe King, Jr.
                                          -------------------------------------
                                          H. Joe King, Jr.
                                          President and Chief Executive Officer

Date:  November 5, 1996                By:  /s/ A. Burton Mackey, Jr.
                                          -------------------------------------
                                          A. Burton Mackey, Jr.
                                          Vice President and Treasurer