Form 10-Q
period 1996-12-31
HFNC FINANCIAL CORP
filed 1997-02-12
CIK 1001582

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                     OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------    ------------------------


Commission file number                  0-27388
                      ---------------------------------------------------------

                            HFNC FINANCIAL CORP.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            NORTH CAROLINA                                      56-1937349
-----------------------------------------------         -----------------------
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

Yes      X          No
    -----------        -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  $0.01 PAR VALUE COMMON STOCK                        17,192,500 SHARES
--------------------------------            ----------------------------------
          Class of Stock                       Outstanding at March 31, 1996

                            HFNC FINANCIAL CORP.

                              TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                     PAGE
-------      ---------------------                                     ----
Item 1.      Financial Statements:

             Consolidated Condensed Balance Sheets,
             December 31, 1996 and June 30, 1996                          3

             Consolidated Condensed Statements of Income,
             Three month and Six month Periods
             Ended December 31, 1996 and 1995                             4

             Consolidated Condensed Statements of Cash Flows
             Six month Periods Ended December 31, 1996 and 1995           5

             Notes to Consolidated Condensed Financial Statements       6-8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       9-13


PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings                                           14
Item 2.      Changes in Securities                                       14
Item 3.      Defaults Upon Senior Securities                             14
Item 4.      Submission of Matters to a Vote of Security Holders         14
Item 5.      Other Information                                           15
Item 6.      Exhibits and Reports on Form 8-K                            15


SIGNATURES

                              HFNC FINANCIAL CORP.

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                             AS OF
                                                                           -------------------------------------
                                                                               DECEMBER 31,            JUNE 30,
ASSETS                                                                            1996                   1996
------
CASH AND CASH EQUIVALENTS:
  Cash                                                                      $   11,340,623         $   6,769,598
  Federal funds sold                                                            22,220,000             2,836,000
                                                                            --------------         -------------
        Total                                                                   33,560,623             9,605,598
                                                                            --------------         -------------

SECURITIES AVAILABLE FOR SALE:
  At fair value (amortized cost:  December 31, 1996 - $242,208,935;
    June 30, 1996 - $248,922,746)                                              246,428,431           248,445,333

LOANS RECEIVABLE, NET                                                          593,873,769           505,130,813

REAL ESTATE                                                                        853,667             2,539,014

OFFICE PROPERTIES AND EQUIPMENT, NET                                             9,199,063             5,846,103

STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA -
  At cost                                                                        5,062,100             5,062,100

DEFERRED INCOME TAX ASSET                                                        5,582,736             5,805,502

OTHER ASSETS                                                                     7,052,114             6,443,605
                                                                            --------------         -------------

TOTAL                                                                       $  901,612,503         $ 788,878,068
                                                                            ==============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
DEPOSITS                                                                    $  443,953,812         $ 448,570,916

OTHER BORROWED FUNDS                                                           197,000,000            85,000,000

OTHER LIABILITIES                                                                9,278,203             8,802,696
                                                                            --------------         -------------
      TOTAL LIABILITIES                                                        650,232,015           542,373,612

SHAREHOLDERS' EQUITY (Note 1):
  Common stock, par value $0.01 per share:  25,000,000 shares
   authorized; 17,192,500 shares issued and outstanding                            171,925               171,925
  Additional paid-in capital                                                   168,611,386           168,390,571
  Unearned ESOP shares                                                          (8,400,000)           (8,700,000)
  Retained income                                                               88,402,187            86,896,095
  Unrealized gain (loss) on securities available for sale (net of deferred taxes:  December 31, 1996 - $1,624,506;)
    June 30, 1996 - $223,278)                                                    2,594,990              (254,135)
                                                                            --------------         -------------
        Total shareholders' equity                                             251,380,488           246,504,456
                                                                            --------------         -------------

TOTAL                                                                       $  901,612,503         $ 788,878,068
                                                                            ==============         =============

See notes to consolidated condensed financial statements.

                              HFNC FINANCIAL CORP.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                    DECEMBER 31,                            DECEMBER 31,
                                                        -----------------------------------     -----------------------------------
                                                              1996                1995                1996                1995
INTEREST INCOME:
  Interest on loans                                     $  12,035,400       $   9,847,738       $  23,229,355        $  19,452,776
  Interest on securities                                    4,508,216           2,289,631           8,955,573            4,241,012
                                                        -------------       -------------       -------------        -------------
        Total                                              16,543,616          12,137,369          32,184,928           23,693,788
                                                        -------------       -------------       -------------        -------------

INTEREST EXPENSE:
  Interest on customer deposits                             5,934,201           7,384,749          11,881,391           14,653,811
  Interest on other borrowed funds                          2,554,703                   -           4,337,359               61,474
                                                        -------------       -------------       -------------        -------------
        Total                                               8,488,904           7,384,749          16,218,750           14,715,285
                                                        -------------       -------------       -------------        -------------

NET INTEREST INCOME                                         8,054,712           4,752,620          15,966,178            8,978,503

PROVISION FOR LOAN LOSSES (RECOVERY
  OF ALLOWANCE)                                              (413,531)            161,081             (39,134)              19,189
                                                        -------------       -------------       -------------        -------------

NET INTEREST AND DIVIDEND INCOME AFTER
  PROVISION FOR LOAN LOSSES                                 8,468,243           4,591,539          16,005,312            8,959,314
                                                        -------------       -------------       -------------        -------------

OTHER OPERATING INCOME:
  Service charges and fees                                    192,152             226,668             388,195              446,141
  Gain on sale of office properties and equipment                   -                   -                   -              657,616
  Other                                                       128,282              66,590             243,844              203,858
                                                        -------------       -------------       -------------        -------------
        Total                                                 320,434             293,258             632,039            1,307,615
                                                        -------------       -------------       -------------        -------------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                            2,853,893           1,491,992           4,454,703            2,979,133
  Federal deposit insurance premiums                          256,903             281,607             522,387              550,927
  Special SAIF recapitalization assessment                          -                   -           3,077,275                    -
  Occupancy                                                   399,579             521,592             810,144            1,102,459
  Net cost of real estate operations                          (92,277)            293,779              80,926              289,453
  Advertising                                                 190,696             201,545             372,981              361,863
  Data Processing                                              99,225              97,875             195,054              160,708
  Other Expenses                                              715,627             414,737           1,495,927              841,714
                                                        -------------       -------------       -------------        -------------
        Total                                               4,423,646           3,303,127          11,009,397            6,286,257
                                                        -------------       -------------       -------------        -------------

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                      4,365,031           1,581,670           5,627,954            3,980,672

PROVISION FOR INCOME TAXES                                  1,680,537             525,639           2,166,762            1,428,575
                                                        -------------       -------------       -------------        -------------

INCOME BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE                          2,684,494           1,056,031           3,461,192            2,552,097

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING FOR POSTRETIREMENT BENEFITS
  (net of income tax benefit of $650,000)                           -                   -                   -            1,050,000
                                                        -------------       -------------       -------------        -------------

NET INCOME                                                  2,684,494           1,056,031           3,461,192            1,502,097
Retained income, beginning balance                         86,858,168          79,768,059          86,896,095           79,321,993
Less:  Dividends declared                                  (1,140,475)                  -          (1,955,100)                   -
                                                        -------------       -------------       -------------        -------------

Retained income, ending balance                         $  88,402,187       $  80,824,090       $  88,402,187        $  80,824,090
                                                        =============       =============       =============        =============

Net income per share (Note 1):                          $        0.16              n/a          $        0.21              n/a
Dividends per share                                     $        0.07              n/a          $        0.12              n/a

See notes to consolidated condensed financial statements.

                              HFNC FINANCIAL CORP.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                                                         SIX MONTHS ENDED
                                                                                                            DECEMBER 31,
                                                                                                ----------------------------------
                                                                                                      1996                1995
OPERATING ACTIVITIES:
Net income                                                                                      $   3,461,192       $   1,502,097
Adjustments to reconcile net income to net cash provided by operating activities:
  Cumulative effect of a change in accounting principle                                                     -           1,050,000
  Depreciation & amortization                                                                         221,086             251,251
  Net amortization (accretion) of premiums and discounts on investment securities                     275,409             (24,965)
  Amortization of net deferred loan fees                                                              881,398             806,574
  Recovery of allowance on loans                                                                      (39,134)            (36,451)
  Provision for losses on real estate                                                                  71,379             139,506
  Fair value of released ESOP shares                                                                  520,815                   -
  (Gain) loss on sales of:
    Fixed assets                                                                                            -            (657,616)
    Real estate owned                                                                                 (72,784)            129,375
  Increase in other assets                                                                         (2,233,525)           (277,159)
  Increase (decrease) in other liabilities                                                            475,507          (1,630,572)
                                                                                                -------------       -------------
        Net cash provided by operating activities                                                   3,561,343           1,252,040
                                                                                                -------------       -------------

INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                                                 5,000,000          25,343,286
  Proceeds from sales of securities available for sale                                                      -                   -
  Purchases of investment securities held to maturity                                                       -         (13,773,275)
  Purchase of investments available for sale                                                                -         (10,887,750)
  Purchases of mortgage-backed securities                                                          (4,950,000)                  -
  Principal repayment on mortgage-backed securities                                                 6,388,400                   -
  Proceeds from sales of real estate                                                                1,934,545           1,795,419
  Net loan originations                                                                           (89,833,013)        (16,993,609)
  Proceeds from disposals of office properties and equipment                                                -           1,497,096
  Purchases of office properties & equipment                                                       (3,574,046)            (44,064)
  Other                                                                                                     -              15,014
                                                                                                -------------       -------------
        Net cash used in investing activities                                                     (85,034,114)        (13,047,883)
                                                                                                -------------       -------------

FINANCING ACTIVITIES:
  Decrease in deposits                                                                             (4,617,104)        (20,770,911)
  Advances from Federal Home Loan Bank                                                             77,000,000                   -
  Repayments of Federal Home Loan Bank advances                                                             -         (10,000,000)
  Net proceeds from the sale of stock                                                                       -         159,437,938
  Unfilled stock subscriptions                                                                              -         204,601,209
  Net proceeds from securities sold under repurchase agreements                                    35,000,000                   -
  Dividends paid                                                                                   (1,955,100)                  -
                                                                                                -------------       -------------
        Net cash provided by financing activities                                                 105,427,796         333,268,236
                                                                                                -------------       -------------

INCREASE IN CASH & CASH EQUIVALENTS                                                                23,955,025         321,472,393

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      9,605,598          15,122,724
                                                                                                -------------       -------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                                        $  33,560,623       $ 336,595,117
                                                                                                =============       =============

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
     Interest                                                                                   $  16,781,911       $  13,791,546
     Income taxes                                                                                   2,069,501             492,000
  Loans foreclosed                                                                                    247,793           1,634,479
  Unrealized gain on investment securities available for sale, net of taxes                         2,849,125             749,770
  Investment securities transferred from held for investment to available for sale, at
    fair value                                                                                              -         108,537,197

See notes to consolidated condensed financial statements.

                              HFNC FINANCIAL CORP.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

HFNC Financial Corp. (the "Company") was incorporated under North Carolina law in August 1995 by Home Federal Savings and Loan Association (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Association's stock to the Company and the offer and sale of the Company's common stock by the Company (the "Conversion"). The Conversion, completed on December 28, 1995, resulted in the issuance and sale of 17,192,500 shares of $0.01 par value common stock. The gross proceeds of the Conversion totaled $171,925,000, of which $171,925 was allocated to common stock and $168,266,013 (net of conversion costs of $3,487,062) is included in additional paid-in capital. Approximately 50% of the net proceeds from the Conversion were used to acquire 100% of the common stock of the Association. Substantially all of the remaining net proceeds from the Conversion are being retained by HFNC Investment Corp., a wholly owned subsidiary of the Company.

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

The results of operations for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The consolidated financial statement and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1996, contained in the Company's 1996 annual report.

Earnings Per Share -- Because the Company completed its conversion to stock ownership on December 28, 1995, earnings per share comparisons to prior periods are not considered meaningful for presentation in the consolidated condensed financial statements. The earnings per share computation for the three month period ended December 31, 1996 has been based on 16,345,000 weighted average shares outstanding during the quarter. In accordance with generally accepted accounting principles, ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

2.       STOCK COMPENSATION PLANS

On December 31, 1996, the shareholders of HFNC Financial Corp. adopted the Company's Stock Option Plan and Recognition and Retention Plan and Trust. Grants under both plans are administered by the Board of Directors. The Stock Option Plan provides that a total of 1,719,250 options to purchase the Company's common stock may be granted to directors, officers, and key personnel with a vesting period of three years and an option price equal to the market price on the date of grant. On December 30, 1996, 1,203,471 options were granted to members of the Board of Directors and executive management. The remainder of the options available under the plan may be awarded in the future at the discretion of the Board of Directors. The cost of options is recognized using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Recognition and Retention Plan provides that a total of 687,700 shares may be granted to directors, officers, and key personnel. On December 30, 1996, 61,953 shares of stock were granted to three of the Association's executive officers, with an additional 34,385 shares granted to members of the Association's Board of Directors on January 2, 1997. These shares vested immediately upon grant. The remaining shares allowable under the plan may be awarded at the discretion of the Board of Directors. Compensation expense is recognized at the fair value of shares granted on the date of the grant.

3.       LITIGATION

The Association is currently involved in litigation with a borrower and the borrower's affiliated companies who have alleged that the Association and another financial institution engaged in a conspiracy to wrongfully declare each of the borrower's loans in default and to wrongfully force the borrower to pay off those loans before the borrower was otherwise obligated to do so. The plaintiffs allege violations of North Carolina's Unfair and Deceptive Trade Practices Act, improper economic coercion, interference with contracts and interference with potential contractual relationships. Plaintiffs claim substantial damages, punitive damages, interest, attorney's fees and other costs. The litigation, which began in the North Carolina state court system in 1994, was removed to the United States Bankruptcy Court for the Western district of North Carolina, Charlotte Division. The Association filed counterclaims against each of the plaintiffs and a third party complaint against the individual borrower, which are in the nature of claims for sums due under numerous promissory notes. The Association also seeks to recover statutory treble damages, punitive damages, interest, attorneys' fees and other costs.

In May 1995, an order for summary judgment was entered in the United States Bankruptcy Court in favor of the Association on all of its counterclaims against the borrower and in favor of the Association with respect to the dismissal of all of the borrower's claims against the Association. On September 26, 1995, the United States District Court entered the United States Bankruptcy Court's recommended and proposed order and judgment dismissing the plaintiffs' claims against the Association and in favor of the Association on all of its counterclaims in an amount in excess of $8.0 million against the plaintiffs and the individual borrower. On October 24, 1995, the plaintiffs filed a notice of appeal to the Fourth Circuit Court of Appeals. On September 10, 1996, the Fourth Circuit Court of Appeals affirmed the District Court's dismissal of the plaintiff's claims against the Association. On January 6, 1997, the plaintiffs filed a petition for Writ of Certiorari with the Supreme Court of the United States. The Supreme Court has not yet determined whether they will hear the case.

In June 1995, affiliated companies of the borrower involved in the aforementioned litigation filed another adversary proceeding against the Association alleging wrongful dishonor of a check, altered by the plaintiff, which was to be used to meet debt service requirements with respect to properties which were the subject of United States Bankruptcy Court proceedings. The Association had exercised its right to set off the funds on deposit against outstanding debts owed to the Association. In addition to claiming damages as a result of alleged potential loss of equity in the properties, the plaintiffs seek treble damages and attorneys' fees. This lawsuit is still in the discovery phase. The Association is presently preparing to file a motion for summary judgment in this matter.

In December 1995, affiliated companies of the borrower filed an action against
H. Joe King, Jr., J. Harold Barnes, Jr., officers of the Association, and against an officer of another financial institution, essentially asserting the same claims against them as against the Association and the other financial institution in the initial litigation. The Association has agreed, pursuant to Indemnity Agreements entered into between Messrs. King and Barnes and the Association in September 1988, to indemnify both Mr. King and Mr. Barnes with respect to all costs, expense and liability that may arise in connection with this case. The litigation is currently in the discovery phase and was scheduled for trial in January of 1997. On January 15, 1997, the plaintiffs took a voluntary dismissal without prejudice in the matter and have one year within which they may file the same lawsuit again.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

The Company's assets amounted to $901.6 million at December 31, 1996, compared to $788.9 million at June 30, 1996, an increase of $112.7 million or 14.3%. This increase in total assets was primarily due to growth in loans receivable of $88.7 million, to $593.9 million at December 31, 1996 compared to $505.1 million at June 30, 1996. In addition to the growth in loans receivable, office properties and equipment increased $3.3 million due to the purchase of a new office for the Association's mortgage loan origination operation. Total liabilities increased $107.9 million from the June 30, 1996 level due primarily to a $112.0 million increase in other borrowed funds during the six month period ended December 31, 1996. These funds were used primarily to fund loan originations. Deposits amounted to $444.0 million at December 31, 1996, a decline of $4.6 million from June 30, 1996. However the decline in deposits reversed during the second fiscal quarter, with the December 31, 1996 deposit balance increasing $5.1 million over the September 30, 1996 balance. Shareholders' equity increased $4.9 million due primarily to net income of $2.7 million and to an increase in unrealized gains on securities available for sale of $2.8 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

GENERAL: Net income for the three months ended December 31, 1996 amounted to $2.7 million, an increase of $1.6 million from the comparable quarter of 1995, primarily due to an increase in net interest income of $3.3 million and a $575,000 decrease in the loan loss provision from a net provision of $161,000 in the prior year quarter to a $414,000 net recovery in the 1996 quarter. These increases in income were offset somewhat by an increase in other operating expenses of $1.1 million and an increase in the provision for income taxes of $1.2 million.

NET INTEREST INCOME: Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's net interest income increased $3.3 million or 69.5% to $8.1 million for the three months ended December 31, 1996, compared to $4.8 million for the three months ended December 31, 1995. This increase reflects a slight increase in the Company's interest rate spread to 2.29% at December 31, 1996 from 2.26% in the prior year quarter, combined with an increase in the ratio of interest-earning assets to interest-bearing liabilities to 1.38 from
1.16 in the prior year, the latter resulting from the investment of the stock conversion proceeds and subsequent loan growth. These factors increased the net interest margin to 3.80% in the current quarter from 2.98% in the prior year quarter.

INTEREST INCOME: Interest income increased $4.4 million or 36.3% from the prior year quarter due to an increase in interest on loans of $2.2 million and an increase in interest on securities of $2.2 million. The increase in loan interest resulted from loan growth during 1996, with the average balance outstanding increasing to $570.8 million during the 1996 quarter from $446.8 million in the prior year quarter, an increase of $124.0 million or 27.8%. The average yield on loans decreased somewhat, to 8.43% from 8.82%, due to new mortgage loan products during the past year that have a moderate rate discount during the first three to five years. At the end of the initial period, the loans convert to a fixed rate or one year adjustable rate loan at the full market rate. These competitive loan products were instrumental in the recent loan growth and the yields are expected to rise somewhat when the initial terms expire. The increase in interest on securities primarily resulted from the investment of conversion proceeds into these investments, primarily mortgaged-backed securities, with the average balance of investment securities increasing 45.8% to $277.1 million from $190.1 million in the prior year quarter. The yield on the securities portfolio increased as well, from 4.82% to 6.51%, due to the contractual maturities of the investments during 1995 and 1996 -- most of the investments in 1995 were securities of five years duration or less, while a large portion of the 1996 investments were longer term mortgage-backed securities.

INTEREST EXPENSE: Total interest expense for the quarter ended December 31, 1996 increased $1.1 million or 15.0% over the quarter ended December 31, 1995. Interest on customer deposits during the current quarter decreased $1.5 million from the quarter ended December 31, 1995 due to a decrease in the average balance outstanding from $551.3 million during the quarter ended December 31, 1995 to $438.9 million during the current year quarter. Deposit balances have declined in large part because of the use of deposits by account holders to purchase stock in the Conversion, and to a more gradual decline in deposit balances from the Conversion through the September 1996 quarter end. Some of these deposits were high rate certificates acquired during a period of very competitive rates in the spring of 1995. These certificates have now matured and have either been renewed at present market rates or have not been renewed. The average rate paid for the Association's deposit portfolio during the quarter ended December 31, 1996 has remained relatively constant as compared to the prior year quarter. The rate for the quarter ended December 31, 1995 was artificially low, however, due to significant stock subscription funds during the quarter that were held in deposit accounts at 2.50% during the subscription period. The weighted average rate paid on the deposit portfolio immediately after the stock conversion was 5.64%. This rate has been reduced to 5.35% at December 31, 1996. Interest on other borrowed funds increased from none in the 1995 quarter to $2.60 million in the current quarter, resulting from the use of borrowed funds to leverage the Company's loan growth during the year following the Conversion. The average balance of such borrowings during the 1996 quarter amounted to $176.7 million, compared to none during the 1995 quarter.

PROVISION FOR LOAN LOSSES (RECOVERY OF ALLOWANCE): The Company's allowance for loan losses is maintained at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, general economic conditions in the Company's market area, and to other factors related to the collectibility of the loan portfolio. During the quarter ended December 31, 1996, the Association recorded a net recovery of allowance of $414,000 compared to a net provision during the prior year quarter of $161,000. The current period recovery of allowance was due to a recovery of $450,000 on a commercial loan that had been fully reserved. At December 31, 1996, the allowance for loan losses amounted to $7.9 million, which was 105.4% of nonperforming loans and 1.3% of total loans.

OTHER OPERATING EXPENSES: Other operating expenses increased $1.1 million over the same quarter in the prior year, to $4.4 million compared to $3.3 million in the prior year quarter. The primary components of this increase were an increase in salaries and employee benefits of $1.4 million and an increase in miscellaneous other expenses of $301,000, offset somewhat by a decrease in the net cost of real estate operations of $386,000 (to a current year net gain of $92,000). The increase in salaries and employee benefits consisted primarily of the $1.1 million fair market value of 61,953 shares of stock granted to three of the Association's executive officers pursuant to the Recognition and Retention Plan and Trust adopted by the shareholders on December 30, 1996. An additional 34,385 shares were awarded in January to five members of the Board of Directors. The market value of these shares will be recognized as compensation expense in the fiscal quarter ending on March 31, 1997. The remaining 41,202 shares available under the plan for the current year may be awarded at the discretion of the Board of Directors and the value of such awards will be recognized during the fiscal quarter in which the awards are granted. Salary and benefit costs also increased due to accounting recognition of costs associated with the release of unallocated shares from the employee stock ownership plan. Compensation expense must be recognized at the fair value of shares at the time they are committed to be released rather than at the cost of those shares to the plan. This fair value recognition increased current quarter salaries and benefits costs by $119,000 over the pension plan cost recognized in the prior year quarter. Miscellaneous other expenses increased $301,000 over the 1995 quarter primarily due to $174,000 in increased legal expenses over the level in the prior year quarter. The holding company and investment subsidiary also incurred corporate expenses during the 1996 quarter totaling approximately $50,000 for the annual meeting, shareholders' report, and miscellaneous other costs. As these entities did not exist in any meaningful capacity in 1995, there were no comparable costs in that period.
The net cost of real estate operations decreased due to a current quarter recovery of provision for losses on real estate owned (REO) of $25,000 compared to a net additional provision in the prior year quarter of $238,000. This represents a total reduction in cost of $263,000. In addition, non-capitalized expenses related to REO declined to $12,000 from $97,000 in the prior year quarter, a reduction of $85,000. Both of these reductions in cost were directly related to the significant reduction in the level of REO (from $2.4 million at December 31, 1995 to $854,000 at December 31, 1996, a reduction of 64.0%) and to a reduction in the Company's assessment of risk associated with the current properties compared to the properties on hand at December 31, 1995.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

GENERAL: Net income for the six months ended December 31, 1996 amounted to $3.5 million, an increase of $2.0 million from the comparable quarter of 1995, primarily due to an increase in net interest income of $7.0 million. This was offset somewhat by a reduction in the gain on sale of office properties and equipment of $658,000, the SAIF assessment of $3.1 million, (discussed in the following paragraph), an increase in other operating expenses (excluding the SAIF assessment) of $1.8 million, and an increase in the provision for income taxes of $738,000. Further, the 1995 period included a one time after-tax cost of $1.1 million resulting from the implementation of a new accounting pronouncement related to postretirement benefits.

The six month period ended December 31, 1996 was impacted by a $3.1 million one time special assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF). This assessment will recapitalize the SAIF insurance fund, allowing premiums for savings and loan associations to be reduced to a level more comparable to those of commercial banks. The reduced premiums will take effect in January of 1997 and will benefit the Company's income in future periods. This is expected to reduce the Association's pre-tax annual deposit insurance premiums by approximately $800,000 (based on current deposit levels).

NET INTEREST INCOME: The Company's net interest income for the six months ended December 31, 1996 increased $7.0 million, or 77.8%, over the comparable period in 1995. This was due to a moderate increase in the interest rate spread from 2.25% in the prior year to 2.35% in the six month period ended December 31, 1996 in combination with the current year's asset growth, which increased the net interest margin to 3.90% in the current six month period from 2.97% in the prior year period.

INTEREST INCOME: Interest income for the six months ended December 31, 1996 increased $8.5 million or 35.8% over the prior year period, to $32.2 million from $23.7 million. This increase was due to the growth in the loan portfolio, from an average balance during the 1995 period of $442.2 million to an average balance of $548.3 million during the 1996 period. This more than compensated for a decline in the average yield of the loan portfolio from 8.80% to 8.47%. Income from securities increased $4.7 million due to increases in both the average balance and the yield. The increase in the average balance was primarily due to the utilization of the stock conversion proceeds, while the increase in the average yield was primarily due to investment in securities with longer maturities and commensurately greater yields.

INTEREST EXPENSE:. Interest on customer deposits for the six months ended December 31, 1996 declined $2.8 million from the comparable prior year period due to both a reduction in the average balance outstanding during the period and a reduction in the average rate paid on those deposits. The factors affecting such decreases were the same for the three and six month periods ended December 31, 1996 and are discussed in detail under "Results of Operations for the Three months ended December 31, 1996 and 1995 -- Interest Expense". Interest on other borrowed funds increased $4.3 million over the 1995 period due to the borrowings in 1996 to support loan growth.

OTHER OPERATING INCOME: Other operating income declined $676,000, primarily due to a $658,000 gain on the sale of office property during the 1995 period that did not recur during the 1996 period.

OTHER OPERATING EXPENSES: Other operating expenses for the six months ended December 31, 1996 increased $4.7 million over the comparable period in 1995, of which $3.1 million was attributable to the one-time SAIF assessment discussed above. Of the remaining $1.6 million increase, salaries and employee benefits and miscellaneous other expenses increased $1.5 million and $654,000, respectively, while occupancy costs and the net cost of real estate operations declined $292,000 and $209,000, respectively. Occupancy costs decreased due to non-recurring expenses in 1995 relating to exterior repairs to the Company's main office. For a discussion of the other costs and expenses, see "Results of Operations for the Three months ended December 31, 1996 and 1995 -- Other Operating Expenses".

CHANGE IN ACCOUNTING PRINCIPLE: the Association adopted SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" during the quarter ended September 30, 1995. As a result, the Association recognized a $1.7 million accumulated post-retirement benefit obligation effective July 1, 1995. On an after-tax basis, this charge amounted to approximately $1.1 million and is reported as a change in accounting principle for the six months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financial activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company invests excess funds in overnight deposits and other short-term interest-earning assets. The Company can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. The Company's available for sale securities and short-term interest earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, the Company may borrow from the FHLB of Atlanta or through securities sold under repurchase agreements.

The Association is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3.0% of adjusted total assets and total capital equal to at least 8.0% of risk-weighted assets. The Association substantially exceeded such requirements with tangible, core and total capital equal to 19.7%, 19.7% and 38.3%, respectively, at December 31, 1996.

                              HFNC FINANCIAL CORP.

                                    PART II


Item 1.  Legal Proceedings
         Other than as discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements, the Company is not engaged in any legal proceedings at the present time other than those generally associated with the normal course of business.


Item 2.  Changes in Securities
         Not applicable.


Item 3.  Defaults Upon Senior Securities
         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         On October 25, 1996, the Company held an annual meeting of shareholders to elect seven directors for a one year term and to ratify the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for fiscal 1997. The results of the voting are set forth below.

         Proposal One  (Election of Directors):

                     Name                     FOR         AGAINST      WITHHELD
                     ----                     ---         -------      --------
         H. Joe King, Jr.                  13,848,852           0       42,030
         J. Harold Barnes, Jr.             13,847,627           0       43,255
         Ray W. Bradley, Jr.               13,828,858           0       62,024
         Joe M. Logan                      13,827,633           0       63,249
         John M. McCaskill                 13,830,034           0       60,848
         Lewis H. Parham, Jr.              13,847,342           0       43,540
         Willie E. Royal                   13,831,933           0       58,949

         Proposal Two (Ratification of Auditors):

                                              FOR         AGAINST      WITHHELD
                                              ---         -------      --------
                                           13,857,679       7,904       25,299

         On December 31, 1996, the Company held a special meeting of shareholders to consider and approve the adoption of a Stock Option Plan and a Recognition and Retention Plan and Trust. The results of the voting are set forth below.

         Proposal One (Stock Option Plan):

                                              FOR         AGAINST      WITHHELD
                                              ---         -------      --------
                                            8,941,245   4,612,595      102,917

         Proposal Two (Recognition and Retention Plan and Trust):

                                              FOR         AGAINST      WITHHELD
                                              ---         -------      --------
                                            8,514,897   4,909,509      232,351


Item 5.  Other Information
         None.


Item 6.  Exhibits and Reports on Form 8-K
         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HFNC FINANCIAL CORP.


Date:  February 7, 1997            By:   \s\ H. Joe King, Jr.
                                       ------------------------------------

                                       H. Joe King, Jr.
                                       President and Chief Executive Officer


Date:  February 7, 1997            By:   \s\ A. Burton Mackey, Jr.
                                       ------------------------------------

                                       A. Burton Mackey, Jr.
                                       Vice President and Treasurer