Form 10-Q
period 1997-03-31
HFNC FINANCIAL CORP
filed 1997-05-13
CIK 1001582

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                          OR

[     ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to ________________________

Commission file number    0-27388


                              HFNC  FINANCIAL CORP.
                (Exact name of registrant as specified in its charter)

                  North Carolina                             56-1937349
(State or other jurisdiction of incorporation             (I.R.S. Employer
                 or organization)                        Identification No.)

                 139 South Tryon Street, Charlotte, North Carolina 28202
                          (Address of principal executive offices)
                                      (Zip Code)

                                     (704) 373-0400
                   (Registrant's telephone number, including area code)

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

       $0.01 Par Value Common Stock                    17,192,500 shares
            Class of Stock                         Outstanding at May 9, 1997

                                HFNC FINANCIAL CORP.

                                 TABLE OF CONTENTS


Part I.  Financial Information                                  Page

Item 1.  Financial Statements:

         Unaudited Consolidated Condensed Balance Sheets,
         March 31, 1997 and June 30, 1996                          3

         Unaudited Consolidated Condensed Statements of Income,
         Three Month and Nine Month Periods
         Ended March 31, 1997 and 1996                             4

         Unaudited Consolidated Condensed Statements of Cash
         Flows Nine Month Periods Ended March 31, 1997 and 1996    5

         Notes to Unaudited Consolidated Condensed Financial     6-8
         Statements
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    9-13


Part II. Other Information

Item 1.  Legal Proceedings                                        14
Item 2.  Changes in Securities                                    14
Item 3.  Defaults Upon Senior Securities                          14
Item 4.  Submission of Matters to a Vote of Security Holders      14
Item 5.  Other Information                                        14
Item 6.  Exhibits and Reports on Form 8-K                         14


Signatures
                                       2

                              HFNC FINANCIAL CORP.

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                 AS OF
                                                                                        ------------------------
                                                                                         MARCH 31,    JUNE 30,
                                                                                           1997         1996
                                                                                        -----------  -----------
ASSETS
CASH AND CASH EQUIVALENTS:
  Cash................................................................................  $13,701,096  $ 6,769,598
  Federal funds sold..................................................................    7,189,000    2,836,000
                                                                                        -----------  -----------
    Total.............................................................................   20,890,096    9,605,598
                                                                                        -----------  -----------
SECURITIES AVAILABLE FOR SALE:
  At fair value (amortized cost: March 31, 1997--$173,849,798; June 30,
    1996--$248,922,746)...............................................................  176,091,146  248,445,333
LOANS RECEIVABLE, NET.................................................................  617,870,023  505,130,813
REAL ESTATE...........................................................................    1,259,436    2,539,014
OFFICE PROPERTIES AND EQUIPMENT, NET..................................................   10,060,406    5,846,103
STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA - At cost..................................    5,374,400    5,062,100
DEFERRED INCOME TAX ASSET.............................................................    5,582,736    5,805,502
OTHER ASSETS..........................................................................    5,788,770    6,443,605
                                                                                        -----------  -----------
TOTAL.................................................................................  $842,917,013 $788,878,068
                                                                                        -----------  -----------
                                                                                        -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS..............................................................................  $447,857,788 $448,570,916
OTHER BORROWED FUNDS..................................................................  225,000,000   85,000,000
OTHER LIABILITIES.....................................................................   11,323,424    8,802,696
                                                                                        -----------  -----------
    TOTAL LIABILITIES.................................................................  684,181,212  542,373,612
SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share: 25,000,000 shares authorized; 17,192,500
    shares issued and outstanding.....................................................      171,925      171,925
  Additional paid-in capital..........................................................   92,696,240  168,390,571
  ESOP loan and unvested restricted stock.............................................  (21,782,429)  (8,700,000)
  Retained income.....................................................................   86,271,635   86,896,095
  Unrealized gain (loss) on securities available for sale (net of deferred taxes:
    March 31, 1997-- $862,918; June 30, 1996--$223,278)...............................    1,378,430     (254,135)
                                                                                        -----------  -----------
    Total shareholders' equity........................................................  158,735,801  246,504,456
                                                                                        -----------  -----------
TOTAL.................................................................................  $842,917,013 $788,878,068
                                                                                        -----------  -----------
                                                                                        -----------  -----------

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                              HFNC FINANCIAL CORP.

             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                      MARCH 31,               MARCH 31,
                                                                ----------------------  ----------------------
                                                                   1997        1996        1997        1996
                                                                ----------  ----------  ----------  ----------

INTEREST INCOME:
  Interest on loans...........................................  $12,605,762 $9,992,366  $35,835,117 $29,445,142
  Interest on securities......................................   4,010,549   3,783,635  12,966,122   8,024,647
                                                                ----------  ----------  ----------  ----------
    Total.....................................................  16,616,311  13,776,001  48,801,239  37,469,789
                                                                ----------  ----------  ----------  ----------
INTEREST EXPENSE:
  Interest on deposits........................................   5,801,495   6,430,038  17,682,886  21,083,849
  Interest on other borrowed funds............................   2,906,014      --       7,243,373      61,474
                                                                ----------  ----------  ----------  ----------
    Total.....................................................   8,707,509   6,430,038  24,926,259  21,145,323
                                                                ----------  ----------  ----------  ----------
NET INTEREST INCOME...........................................   7,908,802   7,345,963  23,874,980  16,324,466
PROVISION FOR LOAN LOSSES.....................................     239,283     250,447     200,149     269,636
                                                                ----------  ----------  ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...........   7,669,519   7,095,516  23,674,831  16,054,830
                                                                ----------  ----------  ----------  ----------
OTHER OPERATING INCOME:

  Service charges and fees....................................     170,613     191,581     558,808     637,722
  Gain on sale of office properties and equipment.............      --          --          --         657,616
  Gain on sale of securities..................................      19,379      --          19,379      --
  Other income................................................     123,564     118,862     367,408     322,720
                                                                ----------  ----------  ----------  ----------
    Total.....................................................     313,556     310,443     945,595   1,618,058
                                                                ----------  ----------  ----------  ----------
OTHER OPERATING EXPENSES:
  Personnel expenses..........................................   3,302,129   1,631,222   7,756,832   4,610,355
  Federal deposit insurance premiums..........................      70,930     293,668     593,317     844,595
  Special SAIF recapitalization assessment....................      --          --       3,077,275      --
  Occupancy...................................................     434,425     441,941   1,244,569   1,544,400
  Net cost of real estate operations..........................      20,266     (69,878)    101,192     219,575
  Advertising.................................................     253,433     192,197     626,414     554,060
  Data processing.............................................     119,962     118,794     315,016     279,502
  Other expenses..............................................     742,356     446,771   2,238,283   1,288,485
                                                                ----------  ----------  ----------  ----------
    Total.....................................................   4,943,501   3,054,715  15,952,898   9,340,972
                                                                ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE.....................................   3,039,574   4,351,244   8,667,528   8,331,916
PROVISION FOR INCOME TAXES....................................   1,170,236   1,772,803   3,336,998   3,201,378
                                                                ----------  ----------  ----------  ----------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE...................................................   1,869,338   2,578,441   5,330,530   5,130,538
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR POSTRETIREMENT
  BENEFITS (net of income tax benefit of $650,000)............      --          --          --       1,050,000
                                                                ----------  ----------  ----------  ----------
NET INCOME....................................................   1,869,338   2,578,441   5,330,530   4,080,538
Retained income, beginning balance............................  88,402,187  80,824,090  86,896,095  79,321,993
Less: Dividends declared......................................  (3,999,890)     --      (5,954,990)     --
                                                                ----------  ----------  ----------  ----------
Retained income, ending balance...............................  $86,271,635 $83,402,531 $86,271,635 $83,402,531
                                                                ----------  ----------  ----------  ----------
Earnings per share............................................  $     0.12  $     0.16  $     0.33         n/a
Dividends per share...........................................  $     5.07  $   --      $     5.19         n/a

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                              HFNC FINANCIAL CORP.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         ------------------------
                                                                                            1997         1996
                                                                                         -----------  -----------

OPERATING ACTIVITIES:
Net income.............................................................................  $ 5,330,530  $ 4,080,538
Adjustments to reconcile net income to net cash provided by operating activities:
  Cumulative effect of a change in accounting principle................................      --         1,050,000
  Depreciation & amortization..........................................................      373,830      376,875
  Net amortization (accretion) of premiums and discounts on investment securities......      338,277      (13,356)
  Amortization of net deferred loan fees...............................................    1,310,887    1,320,703
  Provision for loan loss..............................................................      200,149      213,996
  Provision for losses on real estate..................................................       92,379       32,255
  Amortization of unearned stock compenstation, at fair value..........................    3,170,178      200,442
  (Gain) loss on sales of:
    Fixed assets.......................................................................      --          (657,616)
    Real estate owned..................................................................      (90,437)     108,909
    Investments........................................................................      (19,379)     (15,157)
  (Increase) decrease in other assets..................................................     (189,214)     415,654
  Increase (decrease) in other liabilities.............................................    2,520,729     (930,882)
                                                                                         -----------  -----------
      Net cash provided by operating activities........................................   13,037,929    6,182,361
                                                                                         -----------  -----------
INVESTING ACTIVITIES:
  Proceeds from maturities of securities...............................................    5,000,000   38,325,060
  Proceeds from sales of securities available for sale.................................   67,279,569    7,015,482
  Purchases of securities held to maturity.............................................      --        (3,788,480)
  Purchases of securities available for sale...........................................   (6,950,000) (154,845,424)
  Purchases of Federal Home Loan Bank stock............................................     (312,300)     --
  Principal repayment on mortgage-backed securities....................................    9,405,098      553,794
  Proceeds from sales of real estate...................................................    2,214,110    2,355,816
  Net loan originations................................................................  (115,186,719) (29,750,668)
  Proceeds from disposals of office properties and equipment...........................      --         1,497,096
  Purchases of office properties & equipment...........................................   (4,588,133)     (50,901)
                                                                                         -----------  -----------
      Net cash used in investing activities............................................  (43,138,375) (138,688,225)
                                                                                         -----------  -----------
FINANCING ACTIVITIES:
  Decrease in deposits.................................................................     (713,128) (27,710,838)
  Proceeds from other borrowed funds...................................................  140,000,000      --
  Repayments of other borrowed funds...................................................      --       (10,000,000)
  Purchases of restricted stock for benefit plan.......................................  (15,949,032)     --
  Net proceeds from the sale of stock..................................................      --       159,437,938
  Dividends paid.......................................................................  (81,952,896)     --
                                                                                         -----------  -----------
      Net cash provided by financing activities........................................   41,384,944  121,727,100
                                                                                         -----------  -----------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS.........................................   11,284,498  (10,778,764)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................................    9,605,598   15,122,724
                                                                                         -----------  -----------
CASH & CASH EQUIVALENTS AT END OF PERIOD...............................................  $20,890,096  $ 4,343,960
                                                                                         -----------  -----------
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest...........................................................................  $ 7,543,735  $20,041,439
    Income taxes.......................................................................    2,781,284    1,417,000
  Loans foreclosed.....................................................................      936,473    1,634,479
  Unrealized gain on investment securities available for sale, net of taxes............    1,632,565    1,169,316
  Transfers from securitites held for investment to securities available for sale, at
    fair value.........................................................................      --       108,537,197

      See Notes to Unaudited Consolidated Condensed Financial Statements.

                              HFNC FINANCIAL CORP.

          Notes to Unaudited Consolidated Condensed Financial Statements


1.  BASIS OF PRESENTATION

HFNC Financial Corp. (the "Company") was incorporated under North Carolina law in August 1995 by Home Federal Savings and Loan Association (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Association's stock to the Company and the offer and sale of the Company's common stock by the Company (the "Conversion"). The Conversion, completed on December 28, 1995, resulted in the issuance and sale of 17,192,500 shares of $0.01 par value common stock. The gross proceeds of the Conversion totaled $171,925,000, of which $171,925 was allocated to common stock and $168,266,013 (net of conversion costs of $3,487,062) is included in additional paid-in capital. Approximately 50% of the net proceeds from the Conversion were used to acquire 100% of the common stock of the Association. Substantially all of the remaining net proceeds from the Conversion were retained by HFNC Investment Corp., a wholly owned subsidiary of the Company.

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

The results of operations for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1996, contained in the Company's 1996 annual report.

Earnings Per Share -- Because the Company completed its conversion to stock ownership on December 28, 1995, earnings per share for periods prior to that time are not considered meaningful for presentation in the consolidated condensed financial statements. Earnings per share for periods since the Conversion has been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average shares outstanding for the three month periods ended March 31, 1997 and 1996 and the nine month period ended March 31, 1997 were 15,785,575, 16,300,000, and 16,199,519, respectively.
Options granted during the quarter ended March 31, 1997 under the Company's stock option plan represented additional potentially dilutive securities. The potential dilution, however, was less than the amount requiring income statement presentation under Accounting Principles

Board Opinion No. 15. Full dilution would have included 16,123,311 weighted average shares outstanding. In accordance with generally accepted accounting principles, employee stock ownership plan and recognition and retention plan shares are only considered outstanding for earnings per share calculations when they are committed to be released.

2.  STOCK COMPENSATION PLANS

On December 30, 1996, the Company's shareholders adopted the Company's Stock Option Plan and Recognition and Retention Plan and Trust. Grants under both plans are administered by the Board of Directors. The Stock Option Plan provides that a total of 1,719,250 options to purchase the Company's common stock may be granted to directors, officers, and key personnel with a vesting period of three years and an option price equal to the market price on the date of grant. On December 30, 1996, 1,203,471 options were granted to members of the Board of Directors and executive management. Subsequently, on February 18, 1997, an additional 345,000 options were granted to other employees of the Company. The remainder of the options available under the plan may be awarded in the future at the discretion of the Board of Directors. The cost of options is recognized using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed under Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation". The Recognition and Retention Plan provides that a total of 687,700 shares may be acquired for subsequent grant to directors, officers, and key personnel. On December 30, 1996, 61,953 shares of stock were granted to the Association's three executive officers, with an additional 61,955 shares granted to members of the Association's Board of Directors and various employees during the quarter ended March 31, 1997. These shares vested immediately upon grant. On March 19, 1997, 495,632 shares were allocated to members of the Board of Directors, management, and other employees. The shares granted on March 19, 1997 vest 25% per year over the next four years. The remaining shares allowable under the plan may be awarded at the discretion of the Board of Directors. Compensation expense is recognized over the vesting period at the fair value of shares granted on the date of the grant.

3.  LITIGATION

In June, 1995 a lawsuit was initiated against the Association by a borrower's affiliated companies in which the plaintiffs alleged that the Association wrongfully set-off certain funds in an account being held and maintained by the Association. In addition, the plaintiffs alleged that as a result of the wrongful set-off, the Association wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of the Association constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorney fees. The Association denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgment, recommending the dismissal of all claims asserted against the

Association.  The Recommended Order is now before the United States
District Court for the Western District of North Carolina and the parties are awaiting the Federal District Court's decision on whether to enter an Order Granting Summary Judgment in accordance with the Recommended Order by the United States Bankruptcy Judge.

In February, 1997 two companies affiliated with those referred to in the paragraph above filed an additional action against two executive officers of the Association and against an officer of another financial institution. The action was removed from the state court and is presently pending in the United States Bankruptcy Court for the Western District of North Carolina.
At the same time, the borrower, who is affiliated with all of these companies, also filed an action against the two executive officers of the Association and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of the Association. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. Plaintiffs claim actual damages, treble damages and punitive damages together with interest, attorneys' fees and other costs. The Association has agreed to indemnify both of its officers with respect to costs, expense and liability which might arise in connection with both of these cases.

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

Item 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

The Company's assets amounted to $842.9 million at March 31, 1997, compared to $788.9 million at June 30, 1996, an increase of $54.0 million or 6.9%. This increase in total assets was due to leveraging of the Company's capital through growth in loans receivable of $112.7 million, to $617.9 million at March 31, 1997. This growth was offset somewhat by the payment of a special distribution of $78.9 million, or $5.00 per share, to shareholders on March 18, 1997, that was partially funded by the sale of securities, which declined $72.4 million to $176.1 million at March 31, 1997 from $248.4 million at June 30, 1996. Total liabilities increased $141.8 million due to a $140.0 million increase in other borrowed funds to $225.0 million at March 31, 1997 from $85.0 million at June 30, 1996. These funds were used to fund the loan portfolio growth and a portion of the cost of the special distribution. Shareholders' equity declined $87.8 million to $158.7 million due to the payment of $82.0 million in dividends during the nine months ended March 31, 1997 (including the $78.9 million special distribution referred to above) and to the cost of unvested restricted stock in the Recognition and Retention Plan amounting to approximately $15.9 million (including reinvestment of dividends), offset somewhat by the release of $3.2 million in ESOP and restricted stock shares, an increase in unrealized gain on securities available for sale of $1.6 million, and earnings during the period of $5.3 million.


Results of Operations for the Three Months Ended March 31, 1997 and 1996

General: Net income for the three months ended March 31, 1997 amounted to $1.9 million, a decrease of $709,000 from the three months ended March 31, 1996, due primarily to an increase in other operating expenses of $1.9 million, which was partially offset by an increase in net interest income of $563,000 and a decrease in the provision for income taxes of $603,000.

Net Interest Income: Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's net interest income increased $563,000 or 7.7% to $7.9 million for the three months ended March 31, 1997,
compared to $7.3 million for the three months ended March 31, 1996.   This
increase reflects a slight increase in the Company's interest rate spread to 2.33% at March 31, 1997 from 2.32% in the prior year quarter, largely offset by a decrease in the ratio of interest-earning assets to interest-bearing liabilities to 1.34 from 1.51 in the prior year resulting from the leveraging of the Company's balance sheet during the year and the special distribution paid during the current quarter. This ratio is expected to decline further, as the effect of the special distribution was minimized by its payment in the last two weeks of the current quarter. The net interest margin declined to 3.69% in the current quarter from 4.20% in the prior year quarter, also due to the special distribution.

Interest Income: Interest income increased $2.8 million or 20.6% from the prior year quarter due to an increase in interest on loans of $2.6 million and an increase in interest on securities of $227,000. The increase in loan interest resulted from loan growth during the year, with the average balance outstanding during the 1997 quarter increasing to $605.1 million from $453.1 million in the prior year quarter, an increase of $152.0 million or 33.5%. The average yield on loans decreased somewhat, to 8.33% from 8.82%, due to new mortgage loan products during the past year that have a moderate rate discount during the first three to five years. At the end of the initial period, the loans convert to a fixed rate or one year adjustable rate loan at the full market rate. These competitive loan products were instrumental in the recent loan growth and the yields are expected to rise somewhat when the initial terms expire. The increase in interest on securities primarily resulted from improvement in the yield on the securities portfolio, to 6.36% from 5.90%, due to investment of a larger proportion of the current quarter's portfolio into longer term mortgage backed securities relative to the prior year quarter when shorter term securities made up a larger portion of the portfolio. Interest income on securities will be reduced in future quarters due to lower principal balances following the sale of securities in the March 1997 quarter. These securities were sold to fund the special distribution as discussed under "Financial Condition" above.

Interest Expense: Total interest expense for the quarter ended March 31, 1997 increased $2.3 million or 35.4% over the quarter ended March 31, 1996. Interest on deposits during the current quarter decreased $629,000 from the quarter ended March 31, 1996 due to a decrease in the average balance outstanding from $463.6 million during the quarter ended March 31, 1996 to $440.2 million during the current year quarter. A portion of the prior year deposits consisted of high rate certificates issued during a period of very competitive rates in the spring of 1995. These certificates have now matured and have either been renewed at lower rates or have not been renewed. As a result of the effort to reprice these maturing deposits to market, the average rate paid for the Association's deposit portfolio has declined from 5.55% at March 31, 1996 to 5.27% for the current quarter. Interest on other borrowed funds increased from none in the 1996 quarter to $2.9 million in the current quarter, resulting from the use of borrowed funds to support the Company's loan growth during the past year and partially fund the special distribution. The average balance of such borrowings during the 1997 quarter amounted to $201.7 million, compared to none during the 1996 quarter.

Provision for Loan Losses: The Company's allowance for loan losses is maintained at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, general economic conditions in the Company's market area, and to other factors related to the collectibility of the loan portfolio. During the quarter ended March 31, 1997, the Association recorded a net provision of $239,000 compared to a net provision during the prior year quarter of $250,000. At March 31, 1997, the allowance for loan losses amounted to $7.9 million, which was 111.3% of nonperforming loans and 1.3% of total loans.

Other Operating Expenses: Other operating expenses increased $1.9 million, to $4.9 million compared to $3.1 million in the prior year quarter. The primary components of this increase were an increase in personnel expenses of $1.7 million and an increase in miscellaneous other expenses of $296,000. These increases were partially offset by a reduction in federal deposit insurance premiums of $223,000. The increase in personnel expenses principally consisted of the $1.1 million fair market value of 61,955 vested shares of stock granted during the quarter to the Association's Board of Directors and various employees and members of management pursuant to the Recognition and Retention Plan and Trust adopted by the shareholders on December 30, 1996. These shares represent one-fifth of the shares granted to these individuals to date under the plan. The remaining four-fifths of the shares will vest over the next four years, with the related expense to be accrued during the vesting period. In accordance with this vesting schedule, the quarter ended March 31, 1997 also included $470,000 in accrued costs for the shares that will vest during fiscal 1998. As a result, the costs associated with the recognition and retention plan should be reduced significantly in future periods. Federal deposit insurance premiums declined $223,000 from the prior quarter due to the reduction in rate from $.23 per $100 in deposits to $.065 per $100. This reduction in premium was the result of the one time Savings Association Insurance Fund (SAIF) assessment charged during the quarter ended September 30, 1996 to recapitalize the insurance fund and reduce the premium levels of savings associations to a level more comparable to those of commercial banks. Miscellaneous other expenses increased $296,000 over the 1996 quarter primarily due to $172,000 in increased legal and professional fees associated with the ongoing lawsuit by a former borrower and for determination of the nature, tax treatment, and other implications of the special distribution paid in March 1997.

Results of Operations for the Nine Months Ended March 31, 1997 and 1996

General: Net income for the nine months ended March 31, 1997 amounted to $5.3 million, an increase of $1.2 million from the nine month period ended March 31, 1996, primarily due to an increase in net interest income of $7.6 million. This was offset somewhat by a reduction in the gain on sale of office properties and equipment of $658,000, the SAIF assessment of $3.1 million, (discussed in the following paragraph), and an increase in other operating expenses (excluding the SAIF assessment) of $3.5 million. Further, the prior year period included a one time after-tax cost of $1.1 million resulting from the implementation of a new accounting pronouncement related to postretirement benefits.

The nine month period ended March 31, 1997 was impacted by a $3.1 million one time special assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the SAIF. This assessment recapitalized the SAIF insurance fund and allowed insurance premiums for savings and loan associations to be reduced to a level more comparable to those of commercial banks. The reduced premiums took effect in January of 1997 and will benefit the Company's net income in future periods. This is expected to reduce the Association's pre-tax annual deposit insurance premiums by approximately $800,000 (based on current deposit levels).

Net Interest Income: The Company's net interest income for the nine months ended March 31, 1997 increased $7.6 million, or 46.3%, over the comparable period in the prior year. This was due to a moderate increase in the interest rate spread from 2.28% in the prior year to 2.35% in the nine month period ended March 31, 1997 in combination with the current year's asset growth, which increased the net interest margin to 3.83% in the current nine month period from 3.42% in the prior year period.

Interest Income: Interest income for the nine months ended March 31, 1997 increased $11.3 million or 30.2% over the prior year period, to $48.8 million from $37.5 million. This was due to a $6.4 million increase in interest from loans resulting from growth in the loan portfolio, from an average balance during the prior year period of $445.8 million to an average balance of $567.0 million during the current period. This more than compensated for a decline in the average yield of the loan portfolio from 8.81% to 8.43%. Interest from securities increased $4.9 million due to increases in both the average balance and the yield. The increase in the average balance was primarily due to the utilization of the stock conversion proceeds, while the increase in the average yield was primarily due to investment in securities with longer maturities and commensurately greater yields.

Interest Expense: Interest on deposits for the nine months ended March 31, 1997 declined $3.4 million from the comparable prior year period due to both a reduction in the average balance outstanding during the period and a reduction in the average rate paid on those deposits. The factors affecting such decreases were the same as for the three months ended March 31, 1997 and are discussed in detail under "Results of Operations for the Three Months Ended March 31, 1997 and 1996 -- Interest Expense". Interest on other borrowed funds increased $7.2 million over the prior year period due to the borrowings during the nine months ended March 31, 1997 to support loan growth.

Other Operating Income: Other operating income declined $672,000, primarily due to a $658,000 gain on the sale of office property during the prior year period that did not recur during the current nine month period.

Other Operating Expenses: Other operating expenses for the nine months ended March 31, 1997 increased $6.6 million over the comparable prior year period, of which $3.1 million was attributable to the one-time SAIF assessment discussed above. Of the remaining $3.5 million increase, personnel expenses and miscellaneous other expenses increased $3.1 million and $950,000, respectively, while federal deposit insurance premiums and occupancy costs declined $251,000 and $300,000, respectively. The increase in personnel expenses consisted primarily of the $2.2 million fair market value of 61,953 vested shares of stock granted to the Association's three executive officers in

December 1996 and to 61,955 vested shares granted to the Association's Board of Directors and various employees and members of management during the quarter ended March 31, 1997 pursuant to the Recognition and Retention Plan and Trust adopted by the shareholders on December 30, 1996. An additional cost of $470,000 was accrued for shares awarded under the plan that will vest in the quarters ending in December 1997 and March 1998. Miscellaneous other expenses increased primarily due to increased legal expenses and to various corporate expenses that did not exist prior to the organization of the holding company and conversion to stock ownership. Deposit insurance premiums declined due to the reduction in rate following the recapitalization of the Savings Association Insurance Fund in September of 1996 as discussed above. Occupancy costs decreased due to non-recurring expenses in 1995 relating to exterior repairs to the Company's main office.

Change in Accounting Principle: The Association adopted SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions"
during the quarter ended September 30, 1995.   As a result, the Association
recognized a $1.7 million accumulated post-retirement benefit obligation effective July 1, 1995. On an after-tax basis, this charge amounted to approximately $1.1 million and is reported as a change in accounting principle for the nine months ended March 31, 1996.

Liquidity and Capital Resources

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financial activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company invests excess funds in overnight deposits and other short term interest-earning assets. The Company can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. The Company's available for sale securities and short term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, the Company may borrow from the FHLB of Atlanta or through securities sold under repurchase agreements.

The Association is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3.0% of adjusted total assets and total capital equal to at least 8.0% of risk-weighted assets. The Association substantially exceeded such requirements with tangible, core and total capital equal to 19.4%, 19.4% and 37.1%, respectively, at March 31, 1997.

                                 HFNC FINANCIAL CORP.

                                       Part II


Item 1.  Legal Proceedings
         Other than as discussed in Note 3 of the Notes to Unaudited Consolidated Condensed Financial Statements, the Company is not engaged in any legal proceedings at the present time other than those generally associated with the normal course of business.

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HFNC FINANCIAL CORP.


Date:  May 9, 1997                  By: /s/  H. Joe King, Jr.
                                        -------------------------------------
                                        H. Joe King, Jr.
                                        President and Chief Executive Officer


Date:  May 9, 1997                  By: /s/  A. Burton Mackey, Jr.
                                        -------------------------------------
                                        A. Burton Mackey, Jr.
                                        Vice President and Treasurer