Form 10-K
period 1997-06-30
HFNC FINANCIAL CORP
filed 1997-10-02
CIK 1001582

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-27388

                              HFNC Financial Corp.
             (Exact name of registrant as specified in its charter)


         North Carolina                                        56-1937349
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

      139 South Tryon Street
    Charlotte, North Carolina                                    28202
            (Address)                                          (Zip Code)


       Registrant's telephone number, including area code: (704) 373-0400

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act

                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [ X ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the $16.00 closing price of the Registrant's common stock as of September 26, 1997, the aggregate market value of the 14,775,901 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was: $236.4 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     Number of shares of Common Stock outstanding as of September 26, 1997:
                                   17,192,500


                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days of June 30, 1997 are incorporated into
Part III, Items 9 through 13 of this Form 10-K.

PART I

Item 1. Business.

General

         HFNC Financial Corp. (the "Company") is a North Carolina corporation organized in August 1995 by Home Federal Savings and Loan Association ("Home Federal" or the "Association") for the purpose of becoming a unitary holding company of the Association. The Association's conversion to stock form and the concurrent offer and sale of the Company's common stock was consummated on December 28, 1995 (the "Conversion"). The only significant assets of the Company are the capital stock of the Association and the capital stock of HFNC Investment Corp., a Delaware chartered finance subsidiary ("Investment Corp."). The business and management of the Company consists of the business and management of the Association and Investment Corp. At June 30, 1997, the Company had $892.9 million in total assets, $731.9 million in total liabilities and $161.1 million in total equity.

         Home Federal conducts business from its main office and eight branch offices and a loan origination office, all located in Mecklenberg County, North Carolina. All but one of the Association's offices are located in Charlotte. The region has become a major center for financial services, distribution and transportation. Home Federal's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law.

         The Association is a community oriented savings institution which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one- to four-family residential dwellings, including an emphasis on loans for construction of residential dwellings. To a significantly lesser extent, the Association's activities have also included origination of commercial real estate, land and consumer loans. In addition, the Company maintains a significant portfolio of investment securities, which amounted to $175.7 million or 19.7% of total assets at June 30, 1997, approximately 37% of which have maturities of under five years. In addition to interest income on loans and investments, the Company receives other income primarily from loan fees and various service charges.

         The Association currently exceeds all minimum regulatory capital requirements. At June 30, 1997, the Association had tangible, core and risk-based capital ratios of 18.9%, 18.9% and 36.5%, respectively, as compared to the minimum requirements of 1.5%. 3.0% and 8.0%, respectively.

         The Association is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Association's chartering authority and primary regulator. The Association is also regulated by the FDIC, the administrator of the SAIF. The Association is also subject to certain reserve requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional banks comprising the FHLB System.

Lending Activities

         General. At June 30, 1997, the Association's total loans receivable portfolio ("total loan portfolio") amounted to $704.3 million, or 78.9% of total assets at such date. The Association has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties. Consistent with its lending orientation, $561.4 million or 79.7% of the Association's total loan portfolio consisted of one-to-four family residential loans at June 30, 1997. In addition, the Association originates residential construction loans, commercial real estate loans, land loans and consumer loans. At June 30, 1997, such loan categories amounted to $68.4 million, $30.6 million, $20.0 million and $23.9 million, respectively, or 9.7%, 4.3%, 2.8% and 3.5% of the total loan portfolio, respectively. The Association does not offer loans which are insured by the Federal Housing Administration or partially guaranteed by the Office of Veterans Affairs. Virtually all of the Association's mortgage loans are secured by properties located in its primary market area.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Association's loan portfolio by type of loan at the dates indicated.

                                                                                      June 30,
                                           --------------------------------------------------------------------------------
                                                         1997                           1996                     1995
                                           -----------------------------      ---------------------     -------------------
                                                 Amount              %          Amount         %          Amount         %
                                           ----------------    -----------    ---------   ---------     ---------   -------
                                                                               (Dollars in Thousands)
Residential real estate                        $561,352           79.7%        $416,711     75.4%        $353,801     74.7%
Construction                                     68,366            9.7           61,015     11.1           50,068     10.6
Commercial real estate (1)                       30,631            4.3           29,343      5.3           25,403      5.4
Land                                             19,992            2.8           22,844      4.1           19,326      4.1
Consumer loans:
   Home equity                                   14,495            2.1           13,697      2.5           15,370      3.2
   Credit cards                                   6,198            0.9            5,644      1.0            5,349      1.1
   Other                                          3,255            0.5            3,278      0.6            4,356      0.9
                                               --------          -----         ---------   -----          -------    -----
     Total loans receivable                     704,289          100.0%          552,532   100.0%         473,673    100.0%
                                               --------          =====         ---------   =====          -------    =====
Less:
   Allowance for loan losses                      7,612                           7,496                     8,088
   Loans in process                              33,030                          34,846                    24,643
   Deferred loan fees                             5,324                           5,059                     4,934
   Other                                             --                              --                        --
                                               --------                        --------                  --------
        Loans receivable, net                  $658,323                        $505,131                  $436,008
                                               ========                        ========                  ========


                                                               June 30,
                                           ------------------------------------------------
                                                     1994                      1993
                                           --------------------      ----------------------
                                             Amount          %         Amount         %
                                           --------     ---------    --------    ----------
                                                         (Dollars in Thousands)
Residential real estate                    $346,599        72.0%       $371,883     71.0%
Construction                                 51,557        10.7          53,488     10.2
Commercial real estate (1)                   30,631         6.4          37,762      7.2
Land                                         27,066         5.6          25,635      4.9
Consumer loans:
   Home equity                               14,245         3.0          16,368      3.1
   Credit cards                               5,863         1.2           7,044      1.3
   Other                                      5,301         1.1          11,844      2.3
                                           --------       -----        --------    -----
     Total loans receivable                 481,262       100.0%        524,024    100.0%
                                           --------       =====        --------    =====
Less:
   Allowance for loan losses                  7,828                       7,181
   Loans in process                          31,304                      28,297
   Deferred loan fees                         5,453                       6,600
   Other                                         35                          50
                                           --------                    --------
        Loans receivable, net              $436,642                    $481,896
                                            =======                    ========


----------------------

(1)      Includes  $134,000,   $191,000,  $640,000,  $419,000  and  $761,000  of
         commercial business loans (i.e., working capital and inventory loans) at June 30, 1997, 1996, 1995, 1994 and 1993, respectively.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Association's total loan portfolio, based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                                      Due 5 or more
                                      Due 1 year               Due 1-5 years            years after
                                        or less             after June 30, 1997        June 30, 1997          Total
                                ---------------------    -----------------------    -----------------    -------------
                                                                         (In Thousands)
First mortgage loans:
   Residential real estate                     $ 12,467                   $ 23,975              $524,910        $561,352
   Construction                                  62,967                      4,967                   432          68,366
   Commercial real estate                        11,449                     17,610                 1,572          30,631
   Land                                           9,204                     10,788                    --          19,992
Consumer                                         22,284                      1,147                   517          23,948
                                               --------                   --------              --------        --------
  Total                                        $118,371                   $ 58,487              $527,431        $704,289
                                               ========                   ========              ========        ========

         The following table sets forth the dollar amount of total loans due after one year from June 30, 1997, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                           Fixed rate          Floating or adjustable-rate             Total
                                    -----------------------    ---------------------------    -----------------------
                                                                      (In Thousands)
First mortgage loans:
   Residential real estate                 $425,882                        $123,003                  $548,885
   Construction                               5,399                              --                     5,399
   Commercial real estate                    18,661                             521                    19,182
   Land                                      10,788                              --                    10,788
Consumer                                      1,664                              --                     1,664
                                           --------                        --------                  --------
    Total                                  $462,394                        $123,524                  $585,918
                                           ========                        ========                  ========

         Scheduled contractual maturities of loans do not necessarily reflect the actual term of the Association's portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which give the Association the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates. In addition, management believes that a significant number of the Association's residential mortgage loans are outstanding for a period significantly less than their contractual terms. The Association attributes this to the mobile nature of the people who reside in its market area which, over the past decade, has developed as a regional corporate and banking center.

         Origination, Purchase and Sale of Loans. The lending activities of the Association are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Association's Board of Directors and management. Loan originations are obtained from a variety of sources, including builders, realtors, walk-in customers, loan officers, outside loan correspondents and advertising. In its marketing, the Association emphasizes its community ties, customized, personal service and an efficient underwriting and approval process. The Association uses its in-house appraisal staff for most residential real estate loans and construction loans secured by property located in Mecklenberg County, North Carolina and outside appraisers for most residential real estate loans and construction loans secured by property located outside of Mecklenberg County and all commercial real estate and land loans. The Association requires hazard, title and, to the extent applicable, flood insurance on all security property.

         Mortgage loan applications are initially processed by loan officers and are required to be approved by the Association's Loan Committee, a management committee consisting of the Association's mortgage lending manager and two additional senior officers with lending expertise. Mortgage loans must be approved by two of the three members of the Loan Committee. In addition, the Association's President or Executive Vice President may act in the place of one of the existing members of the Loan Committee. Notwithstanding the foregoing, all loans over $1.0 million must be approved in advance by the Board of Directors. Consumer loans are initially processed by consumer loan officers and are required to be approved by designated officers of the Association depending on both the amount and nature of the loan. All loans are ratified by the Association's Board of Directors.

         Historically, the Association has not been an active purchaser of loans or participation interests in loans. The Association purchased $4.4 million of loans during fiscal 1997, none during 1996, and $53,000 during 1995.

         Loans have, from time to time, been sold by the Association primarily to the Federal National Mortgage Association ("FNMA"), a quasi-governmental agency, with servicing retained and without recourse. The Association did not sell any loans during fiscal 1997, 1996 or 1995. However, management may sell loans in the future to the extent that it believes the interest rate environment is unfavorable and interest rate risk is unacceptable.

         When loans are sold to the FNMA, the Association retains the responsibility for servicing the loans, including collecting and remitting mortgage loan payments, accounting for principal and interest and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Association receives a servicing fee for performing these services for others. The Association's servicing portfolio amounted to $735.2 million at June 30, 1997, including $30.9 million of loans serviced for others.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                             Year Ended June 30,
                                                     -----------------------------------
                                                        1997         1996        1995
                                                     ---------    ---------    ---------
                                                                (In Thousands)
Loan originations:
   Residential real estate                           $ 170,561    $ 107,029    $  28,100
   Construction                                         74,114       65,508       56,677
   Commercial real estate                                8,072       10,105        2,500
   Land                                                 13,624       16,071        4,145
   Consumer                                              5,494        4,117        6,332
                                                     ---------    ---------    ---------
      Total loans originated                           271,865      202,830       97,754

Loans purchased                                          4,366         --             53
                                                     ---------    ---------    ---------
      Total loans originated and
        purchased                                      276,231      202,830       97,807

Loan principal reductions                             (123,360)    (121,845)    (101,315)

Transfer of loans to real estate owned                  (1,114)      (2,127)      (4,081)
                                                     ---------    ---------    ---------

Net increase (decrease) in total loan portfolio(1)   $ 151,757    $  78,858    $  (7,589)
                                                     =========    =========    =========

----------------------------

(1) The increase in the Association's loan portfolio in fiscal 1997 and 1996 was due to the use of loan correspondents in the origination process and to the development of new mortgage loan products.

         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1997, the Association's limit on loans to one borrower was approximately $28.0 million. At June 30, 1997, the Association's largest loan or groups of loans to one borrower, including persons or entities related to the borrower, amounted to $6.2 million. This amount consists of $3.0 million on construction loans for single-family residences, $2.2 million in acquisition and development loans, and $1.0 million in miscellaneous other loans, including land, commercial real estate and consumer loans.

         One-to-Four Family Residential Real Estate Loans. The Association has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing one-to-four family residences located in its market area. At June 30, 1997, $561.4 million or 79.7% of the Association's total loan portfolio consisted of permanent one-to-four family residential real estate loans. The Association originated $170.6 million, $107.0 million and $28.1 million of one-to-four family residential real estate loans in fiscal 1997, 1996 and 1995, respectively. The increase in residential real estate loan originations during fiscal 1997 and 1996 over prior years was due to the use of loan correspondents in the origination process and to the development of new mortgage loan products. The Association intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on one-to-four family residential properties in the future.

         The Association's fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Such loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the FNMA. The Association's fixed-rate loans customarily include "due on sale" clauses, which give the Association the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         The Association also originates for its portfolio one-to-four family residential real estate loans which provide for an interest rate which adjusts every year or which is fixed for a three or five year period and adjusts every year after the initial period (such adjustable-rate loans are referred to as "ARMs"). The Association's one-year ARM adjusts every year in accordance with the national monthly median cost of funds index while the interest rate adjustment for its three and five year ARMs after the initial fixed period is based on the one year U.S. Treasury securities rate. The Association's ARMs are typically based on a 30-year amortization schedule. The amount of any increase or decrease in rate after the initial term is limited to 2% per year, with a limit of 6% over the life of the loan. The Association qualifies the borrowers on its loans which are fixed for three or five years based on the initial rate and qualifies its borrowers for its one-year ARM based on the fully indexed rate. The adjustable rate loans offered by the Association may generally be converted to a fixed-rate loan within five years from the start of the initial adjustment period. The Association does not offer deep discount rates and its adjustable rate loans do not provide for negative amortization.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Association believes that these risks, which have not had a material adverse effect on the Association to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

         The Association's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Association can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Association generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.

         Construction Loans. The Association originates primarily residential construction loans to local real estate builders, generally with whom it has an established relationship. To a significantly lesser extent, the Association originates such loans to individuals who have a contract with a builder for the construction of their residence. The Association's construction loans are secured by property located primarily in the Association's primary market area. At June 30, 1997, construction loans amounted to $68.4 million or 9.7% of the Association's total loan portfolio. In addition, at such date, the Association had $33.0 million of undisbursed funds for construction loans in process. The Association originated $74.1 million, $65.5 million and $56.7 million of construction loans in fiscal 1997, 1996 and 1995, respectively.

         The Association's construction loans generally have fixed interest rates for a term of one year. Construction loans to builders are typically made with a maximum loan-to-value ratio of 75%. Construction loans to individuals are typically made in connection with the granting of the permanent financing on the property. Such loans convert to a fully amortizing adjustable or fixed-rate loan at the end of the construction term. The Association typically requires that permanent financing with the Association or some other lender be in place prior to origination of any construction loan to an individual.

         The Association's construction loans to local builders are made on either a pre-sold or speculative (unsold) basis. However, the Association generally limits the number of unsold homes under construction to its builders, with the amount dependent on the Association's prior experience with the builder, the Association's present exposure to the builder, the location of the property and the number of unsold homes in the development. The Association originates a significant portion of its construction loans to builders on a speculative basis.

         Prior to making a commitment to fund a construction loan, the Association requires an appraisal of the property by the Association's appraisal staff or independent state-licensed and qualified appraisers approved by the Board of Directors. The Association's appraisal staff also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion. The Association requires monthly interest payments during the construction term. The amount of funds available for advance under the Association's construction loans usually include an amount from which the borrower can pay the stated interest due thereon until completion of the loan term.

         Construction lending is generally considered to involve a higher level of risk as compared to permanent one-to-four family residential lending, due to the concentration of principal in a limited number of borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk to the Association than construction loans to individuals on their personal residences.

         The Association has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to primarily residential properties. In addition, the Association has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Association will do business to its existing market and by working primarily with builders with whom it has established relationships. It is also the Association's general policy to obtain personal guarantees from the principals of its corporate borrowers on its construction loans.

         Commercial Real Estate Loans. The Association originates mortgage loans for the acquisition and refinancing of commercial real estate properties. The Association generally offers such loans to accommodate its present customers. At June 30, 1997, $30.6 million or 4.3% of the Association's total loan portfolio consisted of loans secured by existing commercial real estate properties. The majority of the Association's commercial real estate loans are secured by office buildings, warehouses and manufacturing facilities, all of which are secured by property located in the Association's market area. Management does not anticipate that commercial real estate loans will comprise a substantial portion of the loan portfolio in the future.

         The Association requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Association, all of which are reviewed by management. The Association considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

         The Association will primarily originate commercial real estate loans with fixed interest rates subject to call provisions after three or five years. Such loans are typically based on a 15 or 25 year amortization schedule. Loan-to- value ratios on the Association's commercial real estate loans are generally limited to 75%. As part of the criteria for underwriting commercial real estate loans, the Association generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.2. It is also the Association's general policy to obtain personal guarantees from the principals of its corporate borrowers on its commercial real estate loans.

         Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for and commercial real estate as well as regional and economic conditions generally. At June 30, 1997, the Association had $969,000 of non-performing commercial real estate loans, which constituted 15.3% of total non-performing loans at such date.

         Land Loans. The Association originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale. Such loans are secured by a lien on the property, are generally limited to 75% of the developed value of the secured property and are typically made for a period of three years with an interest rate that adjusts every year. The Association requires monthly interest payments during the term of the land loan. The amount of funds available under the Association's land loans usually include an amount from which the borrower can pay the stated interest due thereon until completion of the loan term. The principal of the loan is reduced as lots are developed, sold and released. The Association's land loans are structured so that the Association is repaid in full upon the sale of approximately 85% of the available lots by the borrower. All of the Association's land loans are secured by property located in its primary market area. In addition, the Association attempts to obtain personal guarantees from its borrowers and originates such loans to developers with whom it has established relationships. At June 30, 1997, the Association had $3.1 million of non-accruing land loans, which constituted 48.7% of total non-performing loans at such date. Such amount primarily consists of land loans to one borrower who has experienced financial difficulties and is involved in litigation with the Association. See Item 3 - Legal Proceedings.

         Consumer Loans. The Association offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Association primarily consist of home equity loans and unsecured loans through both MasterCard and VISA credit cards. Consumer loans amounted to $23.9 million or 3.5% of the total loan portfolio at June 30, 1997, $14.5 million and $6.2 million of which consisted of home equity loans and credit card debt, respectively.

         The largest component of the Association's consumer loan portfolio is home equity loans, which are secured by the underlying equity in the borrower's home or second residence. Home equity loans are revolving loans and generally have variable interest rates based on the prime rate plus a margin and maximum terms of 15 years. The Association's home equity loans generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Association's consumer loan portfolio, however, because a high percentage of the portfolio is comprised of home equity loans which are secured by real estate and underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans.

         Loan Fee Income. In addition to interest earned on loans, the Association receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         The Association charges loan origination fees which are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees, as well as loan origination costs, are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with FASB Statement No. 91, the Association recognized $1.7 million, $2.0 million and $1.7 million of deferred loan fees during fiscal 1997, 1996 and 1995, respectively, in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

Asset Quality

         When a borrower fails to make a required payment on a loan, the Association attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts are generally made 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional contact is made either through a notice or other means and the Association will attempt to work out a payment schedule. While the Association generally prefers to work with borrowers to resolve such problems, the Association will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. The Association generally initiates such proceedings when a loan becomes 90 days delinquent.

         Loans  are  placed on  non-accrual  status  when,  in the  judgment  of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Presently, the Association does not accrue interest on real estate loans past due 90 days or more. Loans may be reinstated to accrual status when payments are under 90 days past due and, in the opinion of management, collection of the remaining balance can be reasonably expected.

         Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until sold. Pursuant to a statement of position ("SOP 92-3") issued by the AICPA in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Association's accounting for its real estate acquired by foreclosure complies with the guidance set forth in SOP 92-3.

         Under generally accepted accounting principles, the Association is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Association for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Association would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Association had $643,000 of troubled debt restructurings as of June 30, 1997.

         Federal regulations require that each insured savings association classify its assets on a regular basis. There are three classifications for problem assets: "substandard," "doubtful" and "loss." At June 30, 1997, the Association had $10.9 million of classified assets.

         Non-Performing Assets. The following table sets forth the amounts and categories of the Association's non-performing assets at the dates indicated.

                                                                    June 30,
                                              ---------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              -------    -------    -------    -------    -------
                                                              (Dollars in Thousands)
Non-accruing loans:
    Residential real estate                   $ 1,856    $ 2,632    $ 2,365    $ 5,516    $ 6,625
    Construction                                  130        350        149      2,026      4,622
    Commercial real estate                        969        967      1,138      2,647      3,792
    Land                                        3,076      4,082      4,405      6,847      7,623
    Consumer                                      288         13        344        363      1,948
                                              -------    -------    -------    -------    -------
         Total non-accruing loans               6,319      8,044      8,401     17,399     24,610
                                              -------    -------    -------    -------    -------

Real estate acquired in settlement
   of loans, net of reserves                      868      2,539      2,034      2,636      6,579
                                              -------    -------    -------    -------    -------
     Total non-performing assets              $ 7,187    $10,583    $10,435    $20,035    $31,189
                                              -------    =======    =======    =======    =======

Troubled debt restructurings                  $   643    $   525    $ 2,422    $ 1,208    $   949
                                              =======    =======    =======    =======    =======

     Total non-performing loans and
     troubled debt restructurings as
     a percentage of total net loans             1.06%      1.70%      2.48%      4.26%      5.30%
                                              =======    =======    =======    =======    =======

     Total non-performing assets and
     troubled debt restructurings as
     a percentage of total assets                0.87%      1.41%      2.17%      3.70%      5.46%
                                              =======    =======    =======    =======    =======

         For the year ended June 30, 1997, approximately $472,000 in gross interest income would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the year ended June 30, 1997, $113,000 was included in net income for these same loans prior to the time they were placed on non-accrual status or were restructured as a troubled debt restructuring.

         Total non-performing loans and troubled debt restructurings as a percentage of total net loans have decreased significantly to 1.06% at June 30, 1997 from 5.30% at June 30, 1993. Correspondingly, total non-performing assets and troubled debt restructurings as a percentage of total assets decreased to 0.87% from 5.46% during the same period. As discussed below, the decrease during this period in non-performing construction and land loans was primarily due to the resolution or reduction of large concentrations of loans to one local developer who was experiencing debt service problems. The decrease in non-performing residential real estate loans during the same period was primarily due to the resolution or reduction of a large concentration of loans to one borrower, including related entities, and, to a lesser extent, to the continued improvement in the local economy.

         In fiscal 1992, with the down-turn then being experienced in the economy generally, and in the real estate market in particular, one local developer began experiencing debt service problems with respect to his loans from the Association and eventually filed for bankruptcy. At June 30, 1993, this borrower's non-performing loans amounted to $1.6 million in residential loans, $1.1 million in construction loans, $6.3 million in land loans and $1.8 million in commercial loans, totaling more than $10.8 million of the $24.6 million in total non-performing loans at June 30, 1993. As a result of charge-offs, repayments and transfers to real estate owned since fiscal 1993, the Association has substantially reduced its loans to this borrower to $3.3 million at June 30, 1997, consisting of nine non-accruing land loans amounting to $3.1 million and three non-accruing commercial real estate loans amounting to $232,000. In addition, during fiscal 1992 and 1993, the Association experienced similar difficulties with respect to a large concentration of non-performing loans to another borrower, including $1.6 million in residential real estate loans, $2.4 million in construction loans, $1.2 million in land loans and $1.0 million in consumer and commercial real estate loans at June 30, 1993. These loans totaled $6.2 million of the $24.6 million in total non-performing loans at June 30, 1993. As of June 30, 1997, the loans outstanding to this borrower have been reduced to $1.2 million in residential rental real estate properties, all of which are now fully performing.

         At June 30, 1997,  the $1.9 million of  non-accruing  residential  real estate loans consisted of 16 loans secured by single-family residential real estate located primarily in the Association's market area. The largest outstanding loan balance at such date amounted to $405,000, and the average outstanding loan balance amounted to $116,000. Substantially all of such loans were made to separate borrowers.

         The $3.1 million of non-accruing land loans at June 30, 1997 consisted of the nine loans to the local developer referred to above. All of such loans are presently subject to litigation between the borrower and the Association. See Item 3 - Legal Proceedings.

         The $868,000 of real estate acquired in settlement of loans at June 30,
1997   consists  of  developed   and   undeveloped   residential   property  and
single-family residential properties.

         Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Association's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses which are charged against income.

         Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Association's allowance for possible loan losses. Such agencies may require the Association to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

         The following table sets forth an analysis of the Association's allowance for loan losses during the periods indicated.

                                                                   Year Ended June 30,
                                          ---------------------------------------------------------------------------
                                            1997             1996             1995            1994             1993
                                          -------          -------          -------          -------          -------
                                                                  (Dollars in Thousands)
Balance at beginning of
   period                                 $ 7,496          $ 8,088          $ 7,828          $ 7,181          $ 4,013
                                          -------          -------          -------          -------          -------
Charge-offs:
   Residential real estate                    (16)             (16)             (63)            (368)          (1,204)
   Construction                              --               --               --               --               --
   Commercial real estate                    (233)          (1,086)            (145)            (127)            (304)
   Land                                      --               (349)             (16)            --                (27)
   Consumer                                   (95)             (41)            (171)            (247)            (142)
                                          -------          -------          -------          -------          -------
     Total charge-offs                       (344)          (1,492)            (395)            (742)          (1,677)
                                          -------          -------          -------          -------          -------
 Recoveries:
   Residential real estate                     11             --                 80             --               --
   Construction                              --               --               --               --               --
   Commercial real estate                      50             --                 85               24               42
   Land                                       450               25             --               --               --
   Consumer                                     8              538                4               13               12
                                          -------          -------          -------          -------          -------
     Total recoveries                         519              563              169               37               54
                                          -------          -------          -------          -------          -------
     Net (charge-offs) recoveries             175             (929)            (226)            (705)          (1,623)
                                          -------          -------          -------          -------          -------

Provision (recovery) for
  losses on loans                             (59)             337              486            1,352            4,791
                                          -------          -------          -------          -------          -------

Balance at end of period                  $ 7,612          $ 7,496          $ 8,088          $ 7,828          $ 7,181
                                          =======          =======          =======          =======          =======
Allowance for loan losses as a
  percent of total loans
  outstanding                                1.08%            1.36%            1.71%            1.63%            1.37%
                                          =======          =======          =======          =======          =======
Allowance for loan losses as a
  percent of nonperforming loans
  and troubled debt restructurings         109.33%           87.48%           74.73%           42.07%           28.10%
                                          =======          =======          =======          =======          =======
Ratio of net charge-offs (recoveries)
  to average loans outstanding              (0.03)%           0.20%            0.05%            0.16%            0.33%
                                          =======          =======          =======          =======          =======

         The following table sets forth information concerning the allocation of the Association's allowance for loan losses by loan category at the dates indicated.

                                                                  June 30,
                             -------------------------------------------------------------------------------------
                                      1997                          1996                           1995
                             -----------------------      --------------------------      ------------------------
                                         Percent of                     Percent of                      Percent of
                                          Loans in                       Loans in                        Loans in
                                            Each                           Each                            Each
                                         Category to                    Category to                    Category to
                             Amount      Total Loans      Amount        Total Loans       Amount       Total Loans
                             ------      -----------      ------        -----------       ------       -----------
                                                          (Dollars in Thousands)
Residential real estate      $4,319         79.7%         $3,474           75.4%          $3,029            74.7%
Construction                    780          9.7             350           11.1              351            10.6
Commercial real estate          543          4.3             444            5.3            1,068             5.4
Land                          1,697          2.8           3,012            4.1            3,265             4.1
Consumer                        273          3.5             216            4.1              375             5.2
                             ------        -----          ------          -----           ------           -----
     Total                   $7,612        100.0%         $7,496          100.0%          $8,088           100.0%
                             ------        -----          ======          =====           ======           =====

                                                   June 30,
                           -------------------------------------------------------
                                    1994                           1993
                           ------------------------       ------------------------
                                         Percent of                     Percent of
                                          Loans in                       Loans in
                                            Each                           Each
                                        Category to                    Category to
                           Amount       Total Loans       Amount       Total Loans
                           ------       -----------       ------       -----------
                                          (Dollars in Thousands)
Residential real estate    $2,336           72.0%          $2,767          71.0%
Construction                  220           10.7              440          10.2
Commercial real estate        760            6.4              743           7.2
Land                        4,075            5.6            2,469           4.9
Consumer                      437            5.3              762           6.7
                           ------          -----           ------         -----
     Total                 $7,828          100.0%          $7,181         100.0%
                           ======          =====           ======         =====

Investment Securities

         The investment policy of the Company, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Company's investment policy is currently implemented by the Association's President and Chief Financial Officer within the parameters set by the Board of Directors.

         The Association is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

         Securities that management has the intent and positive ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of deferred income taxes, excluded from earnings and reported as a separate component of equity. At June 30, 1997, all $175.7 million of the Company's investment securities were classified as available for sale. On December 31, 1995, management of the Company reevaluated its intent with respect to its investment portfolio and, accordingly, reclassified all investments and mortgage-backed securities from the held to maturity classification to the available for sale classification. Prior to this election, the majority of the Company's securities were included in its held to maturity portfolio. At June 30, 1997, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity. See Notes 1 and 2 of the Notes to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders filed as Exhibit 13 hereto (the "1997 Annual Report").

         During fiscal 1997, the Company also invested its funds in mortgage-backed securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Association. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FNMA, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.

      Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as the prepayment risk, are passed on to the certificate holder. Accordingly, the life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

      The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Association may be subject to reinvestment risk because to the extent that the Association's mortgage-backed securities amortize or prepay faster than anticipated, the Association may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

      For additional information relating to the Company's mortgage-backed securities, see Note 2 of the Notes to the Consolidated Financial Statements in the 1997 Annual Report.

      The following table sets forth certain information relating to the Company's investment portfolio at the dates indicated. At June 30, 1997, all of the Company's investment securities were classified as available for sale.

                                                                                 June 30,
                                                          -------------------------------------------------
                                                                 1997              1996              1995
                                                          ---------------    --------------    --------------
                                                                              (In Thousands)
U.S. Government and agency obligations                       $114,261          $119,805          $109,963
Mortgage-backed securities                                     53,197           123,087                --
FHLMC stock                                                     8,252             5,553             4,424
                                                             --------           -------          --------
     Total                                                   $175,710(1)       $248,445          $114,387
                                                             ========          ========          ========

-----------------

(1) Such amount includes $8.5 million of unrealized gains and $2.1 million of unrealized losses.

      The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1997. The actual maturity of the Company's investment securities may differ from contractual maturity since certain of the Company's investment securities are subject to call provisions which allow the issuer to accelerate the maturity date of the security.

                                                                       Contractually Maturing
                                      -------------------------------------------------------------------------------------
                                                            Weighted                             Weighted
                                                            Average                               Average
                                        Under 1 Year         Yield             1-5 Years           Yield        5-10 Years
                                      ---------------    ------------    -------------------   -----------    -------------
                                                                       (Dollars in Thousands)
U.S. Government and agency               $10,959               4.93%          $65,423             5.59%          $6,831
  obligations
Mortgage-backed securities                    --                 --                --              --                --
FHLMC stock                                8,252               1.39                --              --                --
                                         -------                              -------                            ------
      Total                              $19,211               3.41%          $65,423             5.59%          $6,831
                                         =======               ====           =======             ====           ======

                                                Contractually Maturing
                                      -----------------------------------------------
                                       Weighted                           Weighted
                                       Average        Greater Than         Average
                                        Yield           10 Years            Yield
                                      ----------    --------------    ---------------
                                                 (Dollars in Thousands)
U.S. Government and agency               6.86%         $31,049                7.39%
  obligations
Mortgage-backed securities                 --           53,197                7.40
FHLMC stock                                --               --                  --
                                                       -------
      Total                              6.86%         $84,246                7.40%
                                         ====          =======                ====

Sources of Funds

      General. Deposits are the primary source of the Association's funds for lending and other investment purposes. In addition to deposits, the Association derives funds from loan principal repayments and prepayments, securities sold under repurchase agreements and advances from the FHLB of Atlanta. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources and for general business purposes.

      Deposits. The Association's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

      The Association utilizes traditional marketing methods to attract new customers and savings deposits. The Association does not advertise for deposits outside of its primary market area and management believes that an insignificant number of deposit accounts were held by non-residents of North Carolina at June 30, 1997. The Association does accept deposits placed by deposit brokers but does not pay fees to such brokers for obtaining deposits. The Association's management believes that the amount of deposits received through brokers amounted to approximately $34.5 million at June 30, 1997. Although such deposits have not been a volatile source of funds, deposits received from brokers are not generally considered core deposits.

      The Association has been competitive in the types of accounts and in interest rates it has offered on its deposit products. Deposit levels were higher during fiscal 1995 primarily as a result of an increase in rates offered by the Association during that year as part of a special marketing program as well as in response to a general increase in market interest rates. While the average rate paid during fiscal 1995 was 4.74%, the weighted average rate at June 30, 1995 was 5.67%. The effect of these rates continued in fiscal 1996, resulting in an average rate paid during the year of 5.54%, compared to 4.74% during fiscal 1995. The weighted average rate of deposits at June 30, 1996, however, declined to 5.42%. During fiscal 1997, the downward trend in deposit rates continued as the Association sought to moderate its cost of deposits by not renewing high rate certificates of deposit as they have matured, or by renewing them at market rates. As a result, the cost of deposits declined to 5.34% for the fiscal year ended June 30, 1997, with a year end weighted average cost of 5.24%. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Association intends to continue to promote checking and NOW accounts as well as longer term certificates of deposit to the extent possible and consistent with its asset and liability management goals.

      The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                                        June 30,
                             --------------------------------------------------------------------------------------------
                                           1997                              1996                          1995
                             -----------------------------      --------------------------     --------------------------
                                  Amount         Percentage        Amount        Percentage       Amount      Percentage
                             --------------    -------------    ----------    --------------   ---------    -------------
                                                                 (Dollars in Thousands)
Checking accounts              $  9,193              2.1%         $  9,326         2.1%        $  7,348         1.5%
NOW accounts                     15,168              3.4            13,638         3.0           13,187         2.7
Passbook accounts                14,447              3.3            15,141         3.4           16,099         3.3
Money market                     34,760              7.8            32,315         7.2           40,683         8.3
Certificates of deposit         370,272             83.4           378,151        84.3          413,249        84.2
                               --------                           --------                     --------

  Total deposits               $443,840            100.0%         $448,571       100.0%        $490,566       100.0%
                               ========            =====          ========       =====         ========       =====

      The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                         June 30,
                                  ---------------------------------------------------------------------------------------
                                             1997                           1996                          1995
                                  ---------------------------     ------------------------     --------------------------
                                    Average         Average        Average       Average        Average         Average
                                    Balance        Rate Paid       Balance      Rate Paid       Balance        Rate Paid
                                  -------------   -----------    ----------    -----------    ------------   ------------
                                                                  (Dollars in Thousands)
Checking                            $  8,451           --%        $  7,565            --%       $  7,148          --%
NOW accounts                          14,749         2.79           22,828          2.82          13,902         2.78
Passbook accounts                     14,929         2.50           16,574          2.50          17,326         2.50
Money market                          30,813         2.87           38,082          2.92          53,446         2.99
Certificates of deposit              371,957         5.90          406,016          6.17         360,675         5.28
                                    --------                      --------                      --------
  Total deposits                    $440,899         5.34%        $491,065          5.54%       $452,497         4.74%
                                    ========         ====         ========          ====        ========         ====

      The following table sets forth the savings activities of the Association during the periods indicated.

                                                                  Year Ended June 30,
                                                     -------------------------------------------
                                                       1997            1996               1995
                                                     --------        --------            -------
                                                                  (In Thousands)
Net increase (decrease) before
  interest credited                                  $(19,939)       $(60,148)           $31,405
Interest credited                                      15,208          18,152             13,665
                                                     --------        --------            -------
Net increase (decrease) in
   deposits                                          $ (4,731)       $(41,996)           $45,070
                                                     ========        ========            =======

      The following table shows the interest rate and maturity information for the Association's certificates of deposit at June 30, 1997.

                                                                       Maturity Date
                                    -----------------------------------------------------------------------------------

                                       One Year          Over 1-2           Over 2-3          Over 3
                                       or Less             Years             Years            Years            Total
                                    ---------------    ---------------    -------------    -------------    -----------
                                                                       (In Thousands)
2.00  -  4.00%                       $  3,932          $      8          $     --         $     --         $  3,940
4.01  -  6.00%                        196,403            28,513             1,849            1,660          228,425
6.01  -  8.00%                         91,280            26,052            11,146            5,830          134,308
8.01  - 10.00%                             35               991             2,373               --            3,399
10.01% - or more                           --               200                --               --              200
                                     --------          --------          --------         --------         --------
   Total                             $291,650          $ 55,764          $ 15,368         $  7,490         $370,272
                                     ========          ========          ========         ========         ========

      The following table sets forth the maturities of the Association's certificates of deposit having principal amounts of $100,000 or more at June 30, 1997.

                                                           Amount
                                                           ------
                                                       (In Thousands)
Certificates of deposit maturing
  in quarter ending:
 September 30, 1997                                       $ 51,756
 December 31, 1997                                          23,066
 March 31, 1998                                             18,700
 June 30, 1998                                              20,420
After June 30, 1998                                         31,159
                                                          --------
Total certificates of deposit with
   balances of $100,000 or more                           $145,101
                                                          ========

      Borrowings. The Association may also obtain advances from the FHLB of Atlanta upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

      The Association has also utilized securities sold under repurchase agreements. These are agreements to sell securities under terms which require the Association to repurchase the same or substantially similar securities by a specified date.

      The  following   table  sets  forth   information   with  respect  to  the
Association's FHLB advances and securities sold under repurchase agreements at and during the periods indicated.

                                                              At or For the Year Ended June 30,
                                      -------------------------------------------------------------------------------
                                                 1997                        1996                       1995
                                      ------------------------    ------------------------    -----------------------
                                                                   (Dollars in Thousands)
FHLB Advances:
Maximum balance                               $129,000                    $10,000                    $55,000
Average balance                                 61,093                      1,038                     46,197
Year end balance                              $129,000                    $    --                    $10,000
Weighted average interest rate:
  At end of year                                  5.90%                        --%                      6.75%
  During the year                                 5.92%                      5.89%                      5.80%


Repurchase Agreements:
Maximum balance                               $120,000                    $85,000                    $ 8,000
Average balance                                117,397                     13,385                      1,644
Year end balance                              $120,000                    $85,000                    $    --
Weighted average interest rate:
  At end of year                                  5.81%                      5.55%                        --%
  During the year                                 5.78%                      5.35%                      6.63%

Employees

      The Company had 118 full-time employees and 10 part-time employees at June 30, 1997. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Subsidiaries

         The Company has two wholly owned subsidiaries consisting of the Association and Investment Corp. Investment Corp. was formed in December 1995 as a Delaware-chartered finance subsidiary. In addition to funds held by Investment Corp. which were contributed to Investment Corp. by the Company in connection with the Conversion, Investment Corp. also loaned $9.0 million to the Employee Stock Ownership Plan. Investment Corp. generated net income of approximately $2.3 million during fiscal 1997.

      The Association is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. The Association's only subsidiary, Home Federal Savings Service Corporation ("Service Corporation"), was formed in 1972. Service Corporation is involved in the sale of annuities and various insurance products to the Association's customers and others. Service Corporation generated net income of approximately $129,000 during fiscal 1997.

Competition

      Charlotte is the third largest financial center in the nation after New York and San Francisco. The Association faces strong competition in its local market area both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from commercial banks and other savings associations, including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of low interest rates, the Association has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Association to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The Association experiences strong competition for real estate loans principally from commercial banks and mortgage companies. The Association competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

                                   REGULATION

      Set forth below is a brief description of those laws and regulations which relate to the Company and the Association. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

The Company

      General. The Company is a savings and loan holding company within the meaning of the Home Owners Loan Act ("HOLA") and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the Company and affiliates thereof.

      Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "- The Association - Qualified Thrift Lender Test", then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Association - Qualified Thrift Lender Test."

      If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

      Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

      In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 1997, the Association was in compliance with the above restrictions.

      Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

      The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

      Under the Bank Holding Company Act of 1956, the FRB is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

The Association

      General. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

      The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

      Insurance of Accounts. The deposits of the Association are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

      The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

      On September 30, 1996, President Clinton signed into law legislation to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio of 1.25% of insured deposits. The legislation provided that the holders of SAIF-assessable deposits pay a one-time special assessment to recapitalize the SAIF. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter. Effective October 8, 1996, FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996.

      Following the  imposition  of the one-time  special  assessment,  the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective BIF and SAIF rates both range from zero basis points to 27 basis points. From 1997 through 1999, FDIC- insured institutions will pay approximately 1.3 basis points of their BIF-assessable deposits and 6.4 basis points of their SAIF-assessable deposits to fund the Financing Corporation.

      The FDIC may terminate the deposit insurance of any insured depository institution, including the Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Association's deposit insurance.

      Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

      Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Association had no goodwill or other intangible assets at June 30, 1997. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Association's regulatory capital.

      In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-1eighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

      In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

      Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

      Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At June 30, 1997, the Association' liquidity ratio was 10.8%.

      Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

      Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "- Regulatory Capital Requirements."

      Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to a specified percentage of their net income during the most recent four quarter period, depending on how close the institution is to meeting its fully phased-in capital requirements. Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, or which have been otherwise notified by the OTS that it will be treated as a Tier 3 institution because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

      In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. At June 30, 1997, the Association was a Tier 1 institution for purposes of this regulation.

      Loans to One Borrower. The permissible amount of loans to one borrower now generally follows the national bank standard for all loans made by savings institutions. The national bank standard generally does not permit loans to one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities.

      Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital up to certain amounts, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

      Branching by Federal Savings Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if, among other things, the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located. Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

      Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Atlanta; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1997, the qualified thrift investments of the Association were approximately 88.3% of its portfolio assets.

      Accounting Requirements. Applicable OTS accounting regulations and reporting requirements apply the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

      The accounting principles for depository institutions are currently undergoing review to determine whether the historical cost model or market-based measure of valuation is the appropriate measure for reporting the assets of such institutions in their financial statements. Such proposal is controversial because any change in applicable accounting principles which requires depository institutions to carry mortgage-backed securities and mortgage loans at fair market value could result in substantial losses to such institutions and increased volatility in their liquidity and operations. Currently, it cannot be predicted whether there may be any changes in the accounting principles for depository institutions in this regard beyond those imposed by SFAS No. 115 or when any such changes might become effective.

         Federal Home Loan Bank System. The Association is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 1997, the Association had FHLB advances amounting to $129.0 million. See "Business - Sources of Funds - Borrowings."

      As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB advances, whichever is greater. At June 30, 1997, the Association had $6.5 million in FHLB stock, which was in compliance with this requirement.

      The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

      Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of June 30, 1997, no reserves were required to be maintained on the first $4.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $52.0 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.


                                    TAXATION

Federal Taxation

      General. The Company and Association are subject to the generally applicable corporate tax provisions of the Code, and Association is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Association and is not a comprehensive discussion of the tax rules applicable to the Company and Association.

         Year. The Company and Association file a federal income tax return on the basis of a fiscal year ending on June 30.

      Bad Debt Reserves. Savings institutions, such as the Association, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, historically have been permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method, while, prior to fiscal 1997, a deduction with respect to qualifying loans may be computed using a percentage based on actual loss experience or a percentage of taxable income.

      Recently enacted legislation will affect the Association's method of establishing a tax reserve for bad debts and its ability to make annual additions thereto. Pursuant to such legislation, the percentage of taxable income method has been repealed. In addition, the Association is permitted to deduct bad debts only as they occur and is required to recapture (i.e. take into income) over a six-year period the excess of the balance of its bad debt reserves as of June 30, 1996 over the balance of such reserves as of June 30, 1988. It is anticipated that any recapture of the Association's bad debt reserves accumulated after 1987 would not have a material adverse effect on the Company's financial condition and results of operations.

      Under the previous percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 32.2% exclusive of any minimum tax or environmental tax (as compared to 35% for corporations generally). Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, was generally eligible for the full deduction of 8% of taxable income.

      At June 30, 1997, the federal income tax reserves of the Company included $16.9 million for which no federal income tax has been provided. Because of these federal income tax reserves the stockholders' equity of the Company is substantially restricted.

      Distributions. If the Association were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Association to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

      Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 1997, the Company had no NOL carryforwards for federal income tax purposes.

      Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

      Other Matters. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect the Association.

      The Association's federal income tax returns for the tax years ended June 30, 1995 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

      Unless authorized under special circumstances by the North Carolina Department of Revenue, the filing of a consolidated state income tax return is not permitted. Accordingly, each of the Company and its subsidiaries, including the Association, but excluding Investment Corp., is subject to an annual corporate income tax of 7.75% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the state corporate income tax, the Company and the Association will be subject to an annual state franchise tax, which is imposed at a rate of .15% applied to the greatest of each institution's (i) capital stock, surplus and undivided profits,
(ii) investment in property in North Carolina or (iii) appraised valuation of property in North Carolina.

      Investment Corp. is subject to a Delaware franchise tax based on Investment Corp.'s authorized capital stock or on its assumed par and no-par capital, whichever yields a lower result. Under the authorized capital method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $150,000 per year. Under the assumed par-value capital method, Delaware taxes each $1,000,000 of assumed par-capital at the rate of $200.

PART II.

Item 2.  Properties.

      At June 30, 1997, the Company conducted its business from its executive office in Charlotte, North Carolina, nine full service offices and one mortgage loan office. The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of the Company at June 30, 1997.

                                                       Leased/            Net Book Value
               Description/Address                      Owned               of Property          Amount of Deposits
----------------------------------------------    ---------------    -----------------------   ---------------------
                                                                                      (In Thousands)
Main Office:
139 South Tryon Street
Charlotte, North Carolina                               Owned                  $1,531                 $116,961


Branch Offices:
6342 Carmel Road
Charlotte, North Carolina  28226                        Owned                     386                   24,092


4400 Randolph Road
Charlotte, North Carolina  28211                        Owned                     249                   68,140


5601 Reddman Road
Charlotte, North Carolina  28212                        Owned                     559                   71,088

I-77 and Route 73
Cornelius, North Carolina  28031                        Owned                     344                   26,199

4323 Park Road
Charlotte, North Carolina  28209                      Leased(1)                    --                   80,500

4519 Sharon Road
Charlotte, North Carolina  28211                      Leased(2)                   166                   37,916

8601 John Maynard Keynes Drive
Charlotte, North Carolina  28262                        Owned                   1,527                   18,046

Mortgage Loan Office:
6310 Fairview Road
Charlotte, North Carolina  28211(3)                     Owned                   4,475                      898

------------------------------------

(1)      This property is subject to a lease that expires in 1999.

(2) This property is subject to a lease that expires in 2002 and the Association has an option to renew the lease for one additional period of five years.

(3)      This property is also used as a branch office.

Item 3.  Legal Proceedings.

         In June 1995, a lawsuit was initiated against the Association by a borrower's affiliated companies in which the plaintiffs alleged that the Association wrongfully set-off certain funds in an account being held and maintained by the Association. In addition, the plaintiffs alleged that as a result of the wrongful set-off, the Association wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of the Association constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorneys' fees. The Association denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgment, recommending the dismissal of all claims asserted against the Association. The Recommended Order is now before the United States District Court for the Western District of North Carolina and the parties are awaiting the Federal District Court's decision of whether to enter an Order Granting Summary Judgment in accordance with the Recommended Order by the United States Bankruptcy Judge.

         In December 1996, the Association filed a suit against the borrower and his company and against the borrower's wife, daughter and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets which may be used to satisfy a portion of the judgments obtained in favor of the Association in prior litigation. The borrower's wife filed a counterclaim against the Association alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to the Association for application on debt owed by one of her husband's corporations, claiming that officers of the Association promised to resume making loans to her husband's corporation after the payment. Home Federal and its officers vigorously deny all of her allegations. The case is scheduled for discovery in September 1997, after which the Association intends to file a motion for summary judgment for dismissal of the counterclaim.

         In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of the Association and against an officer of another financial institution. The action was removed from the state court and is presently pending in the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action against the two executive officers of the Association and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of the Association. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. Plaintiffs claim actual damages, treble damages and punitive damages together with interest, attorneys' fees and other costs. The Association has agreed to indemnify both of its officers with respect to costs, expense and liability which might arise in connection with both of these cases.

         In July 1997, the above borrower and affiliated companies filed an additional action against HFNC Financial Corp., the Association, and the other financial institution referred to in the paragraph above, alleging that previous judgments in favor of Home Federal and the other financial institution obtained in prior litigation were obtained by the perpetration of fraud on the Bankruptcy Court, U.S. District Court, and the 4th Circuit Court of Appeals. The plaintiffs are seeking to have the judgments set aside on that basis. Home Federal has not yet filed a responsive pleading. The Association vehemently denies that any fraud was perpetrated upon the courts and intends to vigorously contest this matter.

         The Association and its officers continue to deny any liability in the above described cases and continue to vigorously defend against the claims. However, based on the advice of legal counsel, the Association is unable to give an opinion as to the likely outcome of the litigation or estimate the amount or range of potential loss, if any. See Note 11 of the Notes to the Consolidated Financial Statements.

         Except as set forth above, the Association is not involved in any legal proceedings other than those occurring in the ordinary course of business. Management believes that such other legal proceedings will not have a material adverse impact on the Association's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not applicable.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The  information   required  herein,  to  the  extent  applicable,   is
incorporated by reference from page 45 of the Company's 1997 Annual Report ("1997 Annual Report").

Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from page 1 of the 1997 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations.

         The information required herein is incorporated by reference from pages 2 to 15 of the 1997 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 16 to 44 of the 1997 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.

         Not applicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 3 to 7 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on October 24, 1997, which was filed on October 3, 1997 ("Definitive Proxy Statement").

Item 11.  Executive Compensation.

         The information required herein is incorporated by reference from pages 11 to 16 of the Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages 8 to 10 of the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from page 16 of the Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Documents Filed as Part of this Report

         (1)      The  following   financial   statements  are  incorporated  by
                  reference from Item 8 hereof (see Exhibit 13):

                  Report of Independent Auditors.

                  Consolidated Balance Sheets as of June 30, 1997 and 1996.

                  Consolidated Statements of Income for the Fiscal Periods Ended
                     June 30, 1997, 1996 and 1995.

                  Consolidated Statements of Changes in Shareholders' Equity for
                     the Fiscal Periods Ended June 30, 1997, 1996 and 1995.

                  Consolidated  Statements of Cash Flows for the Fiscal  Periods
                     ended June 30, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements.

         (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index:

                                       Exhibit Index
                                       -------------
                                                                               Page
                                                                               ----
 2.0   Plan of Conversion                                                        *
 3.1   Articles of Incorporation of HFNC Financial Corp.                         *
 3.2   Bylaws of HFNC Financial Corp.                                            *
 4.0   Specimen Stock Certificate of HFNC Financial Corp.                        **
10.1   Employment Agreement among HFNC Financial Corp.,
         Home Federal Savings and Loan Association and H. Joe King, Jr.          *
10.2   Employment Agreement among HFNC Financial Corp.,
         Home Federal Savings and Loan Association and J. Harold Barnes, Jr.     *
13.0   1997 Annual Report to Stockholders                                       E-1
21.0   Subsidiaries of the Registrant - Reference is made to "Item 2.
         Business" for the required information

(*)      Incorporated  herein  by  reference  from  the  Company's  Registration
         Statement on Form S-1 (Registration No. 33-97497) filed by the Company with the SEC on September 20, 1995, as subsequently amended.

(**) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HFNC FINANCIAL CORP.


                                     By:   /s/H. Joe King, Jr.
                                         ---------------------------------------
                                              H. Joe King, Jr.
                                              President, Chief Executive Officer
                                                and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                                         Title                                           Date
----                                         -----                                           ----

/s/H. Joe King, Jr.                          President, Chief Executive Officer              September 29, 1997
------------------------------                 and Chairman of the Board
H. Joe King, Jr.



/s/J. Harold Barnes, Jr.                     Executive Vice President and                    September 29, 1997
------------------------------                 Director
J. Harold Barnes, Jr.


/s/Ray W. Bradley, Jr.
------------------------------               Director                                        September 29, 1997
Ray W. Bradley, Jr.


/s/Joe M. Logan
------------------------------               Director                                        September 29, 1997
Joe M. Logan


/s/John M. McCaskill
------------------------------               Director                                        September 29, 1997
John M. McCaskill


/s/Lewis H. Parham, Jr.
-----------------------------                Director                                        September 29, 1997
Lewis H. Parham, Jr.


/s/Willie E. Royal
-----------------------------                Director                                        September 29, 1997
Willie E. Royal



/s/A. Burton Mackey, Jr.                     Vice President and Treasurer                    September 29, 1997
-----------------------------                  (principal financial officer)
A. Burton Mackey, Jr.