Form 10-Q
period 1997-09-30
HFNC FINANCIAL CORP
filed 1997-11-12
CIK 1001582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

$0.01 Par Value Common Stock                        17,192,500 shares
    Class of Stock                          Outstanding at November 5, 1997

                              HFNC FINANCIAL CORP.

                                TABLE OF CONTENTS


Part I.       Financial Information

Item 1.       Financial Statements:

              Consolidated Condensed Balance Sheets,
              September 30, 1997 and June 30, 1997

              Consolidated Condensed Statements of Income,
              Three Month Periods Ended September 30, 1997 and 1996

              Consolidated Condensed Statements of Changes in
              Shareholders' Equity, Three Month Periods Ended
              September 30, 1997 and 1996

              Consolidated Condensed Statements of Cash Flows,
              Three Month Periods Ended September 30, 1997 and 1996

              Notes to Consolidated Condensed Financial Statements

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Part II.      Other Information

Item 1.       Legal Proceedings
Item 2.       Changes in Securities
Item 3.       Defaults Upon Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K


Signatures

                                               HFNC FINANCIAL CORP.

                                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   (Unaudited)


                                                                                              As of
                                                                                September 30,         June 30,
                                                                               ---------------------------------
 ASSETS                                                                             1997               1997
                                                                               -------------      -------------
CASH AND CASH EQUIVALENTS:
  Cash                                                                         $  15,870,659      $   9,934,359
  Federal funds sold                                                              12,277,000         21,436,000
                                                                               -------------      -------------
        Total                                                                     28,147,659         31,370,359
                                                                               -------------      -------------

SECURITIES - Available for sale, at fair value (amortized cost:
  $118,908,565 and $169,285,103, at September 30 and June 30,
  respectively)                                                                  123,044,183        175,710,104

LOANS RECEIVABLE, NET                                                            687,178,868        658,323,320

REAL ESTATE, NET                                                                   1,101,571            867,876

OFFICE PROPERTIES AND EQUIPMENT, NET                                              10,105,535         10,099,107

STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA - At cost                               8,000,000          6,450,000

DEFERRED INCOME TAX ASSET, NET                                                     3,536,789          3,390,125

OTHER ASSETS                                                                       5,744,648          6,709,218
                                                                               -------------      -------------

TOTAL                                                                          $ 866,859,253      $ 892,920,109
                                                                               =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS                                                                       $ 442,314,334      $ 443,839,542

OTHER BORROWED FUNDS                                                             246,800,000        277,000,000

OTHER LIABILITIES                                                                 14,717,476         11,020,650
                                                                               -------------      -------------
      Total liabilities                                                          703,831,810        731,860,192

                                               HFNC FINANCIAL CORP.

                                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   (Unaudited)


                                                                                              As of
                                                                                September 30,         June 30,
                                                                               ---------------------------------
                                                                                     1997               1997
                                                                               -------------      -------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share:  25,000,000 shares
   authorized; 17,192,500 shares issued and outstanding                              171,925            171,925
  Additional paid-in capital                                                      90,077,769         89,967,883
  ESOP loan and unvested restricted stock                                        (22,832,779)       (23,137,490)
  Retained income                                                                 93,092,764         90,106,224
  Unrealized gain on securities available for sale (net of deferred taxes:
    $1,617,854 and $2,473,626 at September 30 and June 30, respectively)           2,517,764          3,951,375
                                                                               -------------      -------------
        Total shareholders' equity                                               163,027,443        161,059,917
                                                                               -------------      -------------

TOTAL                                                                          $ 866,859,253      $ 892,920,109
                                                                               =============      =============

 See notes to consolidated condensed financial statements.

                                 HFNC FINANCIAL CORP.

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                     (Unaudited)

                                                          Three Month Periods Ended
                                                               September 30,
                                                          1997              1996
                                                       ----------       ------------
INTEREST INCOME:
  Interest on loans                                   $ 13,877,882      $ 11,193,955
  Interest on securities                                 3,034,062         4,447,357
                                                      ------------      ------------
        Total                                           16,911,944        15,641,312
                                                      ------------      ------------

INTEREST EXPENSE:
  Interest on deposits                                   5,965,898         5,947,190
  Interest on other borrowed funds                       3,920,174         1,782,656
                                                      ------------      ------------
        Total                                            9,886,072         7,729,846
                                                      ------------      ------------

NET INTEREST INCOME                                      7,025,872         7,911,466

PROVISION FOR LOAN LOSSES (RECOVERY OF ALLOWANCE)          (62,970)          374,397
                                                      ------------      ------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES (RECOVERY OF ALLOWANCE)                    7,088,842         7,537,069
                                                      ------------      ------------

OTHER OPERATING INCOME:
  Service charges and fees                                 205,775           196,043
  Gain on sale of securities                             3,341,155              --
  Other income                                              67,701           115,562
                                                      ------------      ------------
        Total                                            3,614,631           311,605
                                                      ------------      ------------

                                 HFNC FINANCIAL CORP.

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                     (Unaudited)
                                     (continued)

                                                          Three Month Periods Ended
                                                               September 30,
                                                          1997              1996
                                                       ----------       ------------

OTHER OPERATING EXPENSES:
  Personnel expenses                                     2,679,764         1,600,810
  Federal deposit insurance premiums                        70,601           265,484
  Special SAIF recapitalization assessment                    --           3,077,275
  Occupancy                                                460,083           410,565
  Net cost of real estate operations                        (6,743)          173,203
  Advertising                                              186,722           182,285
  Data processing                                          108,174            95,829
  Other expenses                                           512,587           780,300
                                                      ------------      ------------
        Total                                            4,011,188         6,585,751
                                                      ------------      ------------

INCOME BEFORE INCOME TAXES                               6,692,285         1,262,923

PROVISION FOR INCOME TAXES                               2,618,022           486,225
                                                      ------------      ------------

NET INCOME                                            $  4,074,263      $    776,698
                                                      ============      ============

Earnings per share                                    $       0.26      $       0.05
Dividends per share                                   $       0.07      $       0.05

              See notes to consolidated condensed financial statements.

                                 HFNC FINANCIAL CORP.

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                      (Unaudited)

                                         Common        Additional Paid       Retained
                                          Stock           In Capital           Income
                                          -----           ----------           ------
BALANCE,
  JUNE 30, 1996 ................           171,925       168,390,571        86,896,095

Net income .....................              --                --             776,698

Shares released from ESOP ......              --             103,950              --

Dividends paid .................              --                --            (814,625)

Change in net unrealized loss on
  securities available for sale               --                --                --
                                     -------------     -------------     -------------
BALANCE,
  SEPTEMBER 30, 1996 ...........     $     171,925     $ 168,494,521     $  86,858,168
                                     =============     =============     =============

BALANCE,
  JUNE 30, 1997 ................     $     171,925     $  89,967,883     $  90,106,224

Net income .....................              --                --           4,074,263

Shares released from ESOP and
  restricted stock trusts ......              --             109,886              --

Dividends paid .................              --                --          (1,087,723)

Change in net unrealized gain on
  securities available for sale               --                --                --
                                     -------------     -------------     -------------
BALANCE,
  SEPTEMBER 30, 1997 ...........     $     171,925     $  90,077,769     $  93,092,764
                                     =============     =============     =============

                                 HFNC FINANCIAL CORP.

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                      (Unaudited)


                                                         Net unrealized
                                           ESOP and      Gain (Loss) on
                                          Unvested          Securities
                                         Restricted       Available for
                                           Stock            Sale (1)            Total
                                           -----            --------            -----
BALANCE,
  JUNE 30, 1996 ................        (8,700,000)          (254,135)       246,504,456

Net income .....................              --                 --              776,698

Shares released from ESOP ......           150,000               --              253,950

Dividends paid .................              --                 --             (814,625)

Change in net unrealized loss on
  securities available for sale               --            1,043,701          1,043,701
                                     -------------     -------------     ---------------

BALANCE,
  SEPTEMBER 30, 1996 ...........     $  (8,550,000)     $     789,566      $ 247,764,180
                                     =============      =============      =============

BALANCE,
  JUNE 30, 1997 ................     $ (23,137,490)     $   3,951,375      $ 161,059,917

Net income .....................              --                 --            4,074,263

Shares released from ESOP and
  restricted stock trusts ......           304,711               --              414,597

Dividends paid .................              --                 --           (1,087,723)

Change in net unrealized gain on
  securities available for sale               --           (1,433,611)        (1,433,611)
                                     -------------     -------------     ---------------
BALANCE,
  SEPTEMBER 30, 1997 ...........     $ (22,832,779)     $   2,517,764      $ 163,027,443
                                     =============      =============      =============



 (1) Net of deferred income taxes.

 See notes to consolidated condensed financial statements.

                                                 HFNC FINANCIAL CORP.

                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                      (Unaudited)

                                                                                          Three Month Periods Ended
                                                                                                 September 30,
                                                                                       ------------------------------
                                                                                             1997             1996
                                                                                       ------------      ------------
OPERATING ACTIVITIES:
Net income .......................................................................     $  4,074,263      $    776,698
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation ...................................................................          163,515           110,545
  Net amortization of premiums on investment securities ..........................           20,342           165,792
  Amortization of net deferred loan fees .........................................         (449,612)         (453,356)
  Provision for loan loss (recovery of allowance) ................................          (62,970)          374,397
  Provision for losses on real estate (recovery of allowance) ....................             (822)           70,379
  Fair value of released ESOP ....................................................          414,597           253,950
  (Gain) loss on sales of:
    Real estate owned ............................................................          (54,544)           30,073
    Investments ..................................................................       (3,341,155)             --
  Decrease (increase) in other assets ............................................        1,728,619          (319,659)
  Increase in other liabilities ..................................................        3,696,828         4,631,084
                                                                                       ------------      ------------
    Net cash provided by operating activities ....................................        6,189,061         5,639,903
                                                                                       ------------      ------------

INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities ..............................       14,466,184         2,000,000
  Proceeds from sales of securities available for sale ...........................       53,518,151              --
  Purchases of securities available for sale .....................................      (15,993,125)       (4,950,000)
  Purchases of Federal Home Loan Bank stock ......................................       (1,550,000)             --
  Principal repayment on mortgage-backed securities ..............................        1,651,200         3,040,936
  Proceeds from sales of real estate .............................................          407,543         1,232,594
  Net loan originations ..........................................................      (28,928,839)      (48,316,475)
  Purchases of office properties & equipment .....................................         (169,944)       (3,361,415)
                                                                                       ------------      ------------
    Net cash provided by (used in) investing activities ..........................       23,401,170       (50,354,360)
                                                                                       ------------      ------------

                                                 HFNC FINANCIAL CORP.

                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                      (Unaudited)
                                                      (continued)

                                                                                          Three Month Periods Ended
                                                                                                 September 30,
                                                                                       ------------------------------
                                                                                             1997             1996
                                                                                       ------------      ------------

FINANCING ACTIVITIES:
  Decrease in deposits ...........................................................       (1,525,208)       (9,694,389)
  Proceeds from other borrowed funds .............................................       31,000,000        60,000,000
  Repayments of other borrowed funds .............................................      (61,200,000)             --
  Dividends paid .................................................................       (1,087,723)         (814,625)
                                                                                       ------------      ------------
    Net cash (used in) provided by financing activities ..........................      (32,812,931)       49,490,986
                                                                                       ------------      ------------

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS ...................................       (3,222,700)        4,776,529

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................       31,370,359         9,605,598
                                                                                       ------------      ------------

CASH & CASH EQUIVALENTS AT END OF PERIOD .........................................     $ 28,147,659      $ 14,382,127
                                                                                       ============      ============

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
     Interest ....................................................................     $ 10,406,882      $  8,396,563
     Income taxes ................................................................            7,000           431,501
  Loans foreclosed ...............................................................          585,873            98,444
  Unrealized (loss) gain on investment securities available for sale, net of taxes       (1,433,611)        1,043,701

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

The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997, contained in the Company's 1997 annual report.

Earnings Per Share
Earnings per share for periods has been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average shares outstanding for the three month periods ended September 30, 1997 and 1996 were 15,601,251 and 16,330,000, respectively. Options granted during the quarter ended December 31, 1996 and March 31, 1997 quarters under the Company's stock option plan represented additional potentially dilutive securities. The potential dilution, however, was less than the amount requiring income statement presentation under Accounting Principles Board Opinion No. 15. Full dilution would have included 15,813,253 weighted average shares outstanding at September 30, 1997. In accordance with generally accepted accounting principles, employee stock ownership plan and recognition and retention plan shares are only considered outstanding for earnings per share calculations when they are committed to be released.

New Accounting Pronouncements
SFAS No. 128, Earnings Per Share -- This statement establishes standards for computing and presenting earnings per share ("EPS"). It will require the presentation of basic EPS on the face of the income statement with dual presentation of both basic and diluted EPS for entities with complex capital structures. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In the case of certain convertible securities, the numerator may also be increased by related interest or dividends. This statement will be effective for interim and annual periods ending after December 31, 1997.

SFAS No.  130,  Reporting  Comprehensive  Income -- This  statement  establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains and losses on available for sale securities) be reported in a financial statement similar to the statement of income and retained income. The accumulated balance of other comprehensive income will be disclosed separately from retained income in the shareholders' equity section of the balance sheet. This statement is effective for the Company for the fiscal year beginning July 1, 1998.

2.   LITIGATION

In June, 1995 a lawsuit was initiated against the Association by a borrower's affiliated companies in which the plaintiffs alleged that the Association wrongfully set-off certain funds in an account being held and maintained by the Association. In addition, the plaintiffs alleged that as a result of the wrongful set-off, the Association wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of the Association constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorney fees. The Association denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgment, recommending the dismissal of all claims asserted against the Association. On October 11, 1997, the United States District Court for the Western District of North Carolina entered an Order Granting Summary Judgment in accordance with the Recommended Order by the United States Bankruptcy Judge.

In December, 1996, the Association filed a suit against the borrower and his company and against the borrower's wife, daughter and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets which may be used to satisfy a portion of the judgments obtained in favor of the Association in prior litigation. The borrower's wife filed a counterclaim against the Association alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to the Association for application on a debt owed by one of her husband's corporations, claiming that officers of the Association promised to resume making loans to her husband's corporations after the payment. Home Federal and its officers vigorously deny all of her allegations. The case is currently in the discovery phase, after which the Association intends to file a motion for summary judgment for dismissal of the counterclaim.

In February, 1997 two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of the Association and against an officer of another financial institution. The action was removed from the state court and is presently pending in the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action against the two executive officers of the Association and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of the Association. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. Plaintiffs claim actual damages, treble damages and punitive damages together with interest, attorneys' fees and other costs. The Association has agreed to indemnify both of its officers with respect to costs, expense and liability which might arise in connection with both of these cases.

In July, 1997 the above borrower and affiliated companies filed an additional action against HFNC Financial Corp., the Association, and the other financial institution referred to in the paragraph above, alleging that previous judgments in favor of Home Federal and the other financial institution obtained in prior litigation were obtained by the perpetration of fraud on the Bankruptcy Court, U.S. District Court, and the 4th Circuit Court of Appeals. The plaintiffs are seeking to have the judgments set aside on that basis. Home Federal has filed a motion to dismiss this lawsuit and is awaiting ruling on that motion. The Association vehemently denies that any fraud was perpetrated upon the courts and intends to vigorously contest this matter.

In August, 1997 the borrower filed a lawsuit against attorneys for the Association, attorneys for the other financial institution, and two United States Bankruptcy Judges in which the borrower alleges that the defendants have conspired against him and his corporations by allowing the Association to obtain judgments against him and his various corporations. All defendants have filed motions to dismiss this lawsuit and are awaiting rulings on these motions.

The Association, its officers and its attorneys continue to deny any liability in the above-described cases and continue to vigorously defend against the claims. However, based on the advice of legal counsel, the Association is unable at the present time to give an opinion as to the likely outcome of the lawsuits or estimate the amount or range of potential loss, if any.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

The Company's assets amounted to $866.9 million at September 30, 1997, compared to $892.9 million at June 30, 1997, a decrease of $26.1 million or 2.9%. This decrease in total assets was due to the sale of $53.5 million of the Company's securities portfolio, partially offset by an increase in loans receivable of $28.9 million. The securities sold were yielding less than current market rates and were sold to reinvest the proceeds into higher yielding assets, primarily loans, and to partially repay borrowed funds. Approximately $3.9 million of the securities sold were equity securities which had appreciated significantly in value and were sold at a $3.8 million gain. An additional $49.6 million were investment securities which were also yielding less than current market rates and were sold at a $476,000 loss. Loans receivable increased $28.9 million, or 4.4%, during the quarter due to the reinvestment of the securities proceeds in conjunction with the Company's loan growth strategy. Total liabilities decreased $28.0 million to $703.8 million due primarily to the partial repayment of other borrowed funds following the sale of securities. Shareholders' equity increased $2.0 million to $163.0 million due to net earnings of $4.1 million and the release of $415,000 in ESOP shares, offset somewhat by $1.1 million in dividends and a $1.4 million reduction in the unrealized gain on securities available for sale.

Results of Operations for the Three Months Ended September 30, 1997 and 1996

General: Net income for the three months ended September 30, 1997 amounted to $4.1 million, an increase of $3.3 million from the three months ended September 30, 1996, due to a $3.3 million increase in other operating income, a $2.6 million decrease in other operating expenses, and a $437,000 decrease in the provision for loan losses, which were partially offset by a $886,000 decrease in net interest income and a $2.1 million increase in the provision for income taxes.

Net Interest Income: Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's net interest income decreased $886,000, or 11.2%, to $7.0 million for the three months ended September 30, 1997, compared to $7.9 million for the three months ended September 30, 1996. This decrease is primarily the result of a reduction in the ratio of interest-earning assets to interest-bearing liabilities to 1.20 at September 30, 1997 from 1.40 at September 30, 1996. This ratio declined due to the Company's additional borrowings to fund loan growth, coupled with the liquidation of a significant portion of the securities portfolio to fund the $5 per share special distribution paid to shareholders in March 1997. The Company also experienced a moderate decrease in the interest rate spread to 2.34%, from 2.43% in the prior year quarter. The net interest margin declined to 3.26% in the current quarter from 4.00% in the prior year quarter, also due to the reduction in interest earning assets following the special distribution.

Interest Income: Interest income increased $1.3 million or 8.1% from the prior year quarter due to an increase in interest on loans of $2.7 million, offset somewhat by a decrease in interest on securities of $1.4 million. The increase in interest on loans resulted from loan growth during the year, with the average balance outstanding during the 1997 quarter increasing to $672.4 million from $525.9 million in the prior year quarter, an increase of $146.5 million or 27.9%. The average yield on loans decreased somewhat, to 8.26% from 8.51%, due to the large volume of new mortgage loan products originated during the past year that have a moderate rate discount during the first three to five years. At the end of the initial period, the loans convert to a fixed rate or one year adjustable rate loan at the full market rate. These competitive loan products were instrumental in the recent loan growth and the yields are expected to rise somewhat when the initial terms expire. The decrease in interest on securities primarily resulted from a decline in the average balance of securities to $188.8 million for the quarter ended September 30, 1997 from $264.3 million in the prior year quarter. This decrease was due to the sale of mortgage-backed securities to fund the special $5 distribution paid to shareholders in March 1997. A decline in the yield on securities also contributed to the decrease in securities income. The yield declined to 6.43% in the current quarter from 6.65% in the prior year quarter because the securities sold to fund the special distribution were mortgage-backed securities, which generally have a higher yield than securities held primarily for liquidity purposes. Consequently, the liquidation of these securities reduced the average yield of the portfolio.

Interest Expense: Total interest expense for the quarter ended September 30, 1997 increased $2.2 million or 27.9% over the quarter ended September 30, 1997. Interest on deposits during the current quarter was virtually unchanged from the prior year quarter, with both the average balance and the average rate paid approximating prior year levels. Interest on other borrowed funds increased $2.1 million to $3.9 million for the quarter ended September 30, 1997, from $1.8 million in the prior year quarter. This increase was due to an increase in the average balance of borrowed funds to $274.0 million in the current quarter from $122.7 million in the prior year quarter, resulting from the use of borrowed funds to support the Company's loan growth during the past year and partially fund the special distribution. Meanwhile, the average rate paid on these borrowings increased slightly to 5.72% from 5.64%.

Provision for Loan Losses: The Company's allowance for loan losses is maintained at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, general economic conditions in the Company's market area, and to other factors related to the collectibility of the loan portfolio. During the quarter ended September 30, 1997, the Association recorded a net recovery of provision of $62,970 compared to a net provision during the prior year quarter of $374,397. The current quarter recovery resulted from significant improvements in the Company's nonperforming loans. One major borrower represented $2.8 million or 40.5% of the Company's nonperforming loans at September 30, 1997. This represented a reduction of over $540,000 from the June 30, 1997 level and a reduction of $1.6 million from this borrower's level at September 30, 1996. As a result of this and other improvements, reserves related to specific nonperforming loans, including those to this borrower, were reduced during the quarter by $697,000. Meanwhile, reserves for unidentified risks in the portfolio at large were increased during the quarter by $437,000 due to portfolio growth. At September 30, 1997, the allowance for loan losses amounted to $7.4 million, which was 107.4% of nonperforming loans and 1.1% of total loans.

Other Operating Income: Other operating income increased $3.3 million, to $3.6 million compared to $312,000 in the prior year quarter, due to a current quarter gain on the sale of securities amounting to $3.3 million. This sale, discussed in "Financial Condition" above, resulted in a net gain because a portion of these securities had significantly appreciated in value. The sale was executed during the quarter ended September 30, 1997 due to the disparity at that time between the yield on the these securities and the yields available on loans receivable and the costs of borrowed funds.

Other Operating Expenses: Other operating expenses declined $2.6 million, to $4.1 million compared to $6.6 million in the prior year quarter. The September 1997 decrease over the prior year quarter was primary due to the $3.1 million special one time assessment in September 1996 to recapitalize the Savings Association Insurance Fund (SAIF). Additional expense reductions during the current year quarter included a reduction in federal deposit insurance premiums of $195,000, a $180,000 decline in the net cost of real estate operations, and a reduction in "other expenses" of $268,000. These reductions were partially offset by an increase in personnel expenses amounting to $1.1 million.

The payment of the SAIF assessment in late 1996 reduced the future periodic cost of federal deposit insurance premiums, resulting in a cost of $71,000 during the current quarter, compared to $265,000 in the 1996 quarter. The net cost of real estate operations decreased from a net cost in the 1996 quarter of $173,000 to a net gain in the 1997 quarter of $7,000, due to a $66,000 reduction in expenses related to foreclosed properties and to a $109,000 reduction in the quarterly provision for losses on foreclosed properties. Both costs declined during the quarter ended September 30, 1997 due to the nature of the foreclosed properties -- at September 30, 1996 a substantial portion of the foreclosed properties included houses in various stages of completion, which bear a greater cost of upkeep and risk of loss, while at September 30, 1997 foreclosed properties included only one small house, with the remainder being land for residential construction. The "other expense" category also declined during the quarter ended September 30, 1997, to $513,000 from $780,000 in the quarter ended September 30, 1996. This decline was primarily due to a $158,000 decline in legal expenses, mostly related to the long-standing legal dispute with a former borrower, and to a reduction in miscellaneous other expenses. The increase in personnel expenses principally consisted of a $857,000 accrual for the cost of shares of stock granted pursuant to the Recognition and Retention Plan and Trust that will vest during fiscal 1998.

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

The Association is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3.0% of adjusted total assets and total capital equal to at least 8.0% of risk-weighted assets. The Association substantially exceeded such requirements with tangible, core and total capital equal to 16.7%, 16.7% and 31.4%, respectively, at September 30, 1997.

                              HFNC FINANCIAL CORP.

                                     Part II


Item 1.       Legal Proceedings
              Other than as discussed in Note 2 of the Notes to Unaudited Consolidated Condensed Financial Statements, the Company is not engaged in any legal proceedings at the present time other than those generally associated with the normal course of business.

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



                                            HFNC FINANCIAL CORP.


November 5, 1997                      By:  /s/  H. Joe King, Jr.
                                           ---------------------
                                           H. Joe King, Jr.
                                           President and Chief Executive Officer


November 5, 1997                      By:  /s/  A. Burton Mackey, Jr.
                                           --------------------------
                                           A. Burton Mackey, Jr.
                                           Vice President and Treasurer