Form 10-Q
period 1997-12-31
HFNC FINANCIAL CORP
filed 1998-02-12
CIK 1001582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

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

$0.01 Par Value Common Stock                        17,192,500 shares
--------------------------------------------------------------------------------
    Class of Stock                           Outstanding at February 6, 1998

                              HFNC FINANCIAL CORP.

                                TABLE OF CONTENTS


Part I.       Financial Information

Item 1.       Financial Statements:

              Consolidated Condensed Balance Sheets,
              December 31, 1997 and June 30, 1997

              Consolidated Condensed Statements of Income,
              Three and Six Months Ended
              December 31, 1997 and 1996

              Consolidated Condensed Statements of Changes in
              Shareholders' Equity, Six Months Ended
              December 31, 1997 and 1996

              Consolidated Condensed Statements of Cash Flows
              Six Months Ended December 31, 1997 and 1996

              Notes to Consolidated Condensed Financial Statements

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Part II.      Other Information

Item 1.       Legal Proceedings
Item 2.       Changes in Securities and Use of Proceeds
Item 3.       Defaults Upon Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K


Signatures

                                   HFNC FINANCIAL CORP.
                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                        (Unaudited)

                                                                        As of
                                                         --------------------------------
                                                          December 31,         June 30,
 ASSETS                                                        1997               1997
                                                         -------------      -------------
CASH AND CASH EQUIVALENTS:
  Cash .............................................     $   9,483,019      $   9,934,359
  Federal funds sold ...............................         8,195,000         21,436,000
                                                         -------------      -------------
        Total ......................................        17,678,019         31,370,359
                                                         -------------      -------------

SECURITIES - Available for sale, at fair value
  (amortized cost:  $124,223,072 and $169,285,103,
  at December 31 and June 30, respectively) ........       128,034,360        175,710,104

LOANS RECEIVABLE, NET ..............................       730,428,763        658,323,320

REAL ESTATE, NET ...................................         2,588,751            867,876

OFFICE PROPERTIES AND EQUIPMENT, NET ...............        10,108,392         10,099,107

STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA - At cost        10,500,000          6,450,000

DEFERRED INCOME TAX ASSET, NET .....................         4,396,405          3,390,125

OTHER ASSETS .......................................         7,051,246          6,709,218
                                                         -------------      -------------

TOTAL ..............................................     $ 910,785,936      $ 892,920,109
                                                         =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS ...........................................     $ 437,907,791      $ 443,839,542

OTHER BORROWED FUNDS ...............................       296,800,000        277,000,000

OTHER LIABILITIES ..................................         9,972,866         11,020,650
                                                         -------------      -------------
      Total liabilities ............................       744,680,657        731,860,192

                                   HFNC FINANCIAL CORP.
                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                        (Unaudited)
                                        (continued)

                                                                        As of
                                                         --------------------------------
                                                          December 31,         June 30,
                                                             1997                1997
                                                         -------------      -------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share:
    25,000,000 shares authorized;
    17,192,500 shares issued and outstanding .......           171,925            171,925
  Additional paid-in capital .......................        90,025,758         89,967,883
  ESOP loan and unvested restricted stock ..........       (21,233,632)       (23,137,490)
  Retained income ..................................        94,797,286         90,106,224
  Unrealized gain on securities available for sale
    (net of deferred taxes: $1,467,346 and
    $2,473,626 at December 31 and June 30,
    respectively) ..................................         2,343,942          3,951,375
                                                         -------------      -------------
        Total shareholders' equity .................       166,105,279        161,059,917
                                                         -------------      -------------

TOTAL ..............................................     $ 910,785,936      $ 892,920,109
                                                         =============      =============

 See notes to consolidated condensed financial statements.

                                   HFNC FINANCIAL CORP.

                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                        (Unaudited)

                                                   Three Months Ended                   Six Months Ended
                                                      December 31,                         December 31,
                                               -----------------------------      ----------------------------
                                                    1997             1996              1997             1996
                                               ------------     ------------      ------------     -----------
INTEREST INCOME:
  Interest on loans ......................     $ 14,532,538     $ 12,035,400      $ 28,410,420     $ 23,229,355
  Interest on securities .................        2,537,040        4,508,216         5,571,102        8,955,573
                                               ------------     ------------      ------------     ------------
        Total ............................       17,069,578       16,543,616        33,981,522       32,184,928
                                               ------------     ------------      ------------     ------------

INTEREST EXPENSE:
  Interest on deposits ...................        5,870,971        5,934,201        11,836,869       11,881,391
  Interest on other borrowed funds .......        3,918,959        2,554,703         7,839,133        4,337,359
                                               ------------     ------------      ------------     ------------
        Total ............................        9,789,930        8,488,904        19,676,002       16,218,750
                                               ------------     ------------      ------------     ------------

NET INTEREST INCOME ......................        7,279,648        8,054,712        14,305,520       15,966,178

PROVISION FOR LOAN LOSSES (RECOVERY
  OF ALLOWANCE) ..........................           65,031         (413,531)            2,061          (39,134)
                                               ------------     ------------      ------------     ------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES (RECOVERY OF ALLOWANCE) ....        7,214,617        8,468,243        14,303,459       16,005,312
                                               ------------     ------------      ------------     ------------

OTHER OPERATING INCOME:
  Service charges and fees ...............          107,840          192,152           313,615          388,195
  Gain on sale of securities .............        1,492,160             --           4,833,315             --
  Other income ...........................           89,563          128,282           157,264          243,844
                                               ------------     ------------      ------------     ------------
        Total ............................        1,689,563          320,434         5,304,194          632,039
                                               ------------     ------------      ------------     ------------

                                   HFNC FINANCIAL CORP.

                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                        (Unaudited)
                                        (continued)

                                                   Three Months Ended                   Six Months Ended
                                                      December 31,                         December 31,
                                               -----------------------------      ----------------------------
                                                    1997             1996              1997             1996
                                               ------------     ------------      ------------     -----------
OTHER OPERATING EXPENSES:
  Personnel expenses .....................        2,523,044        2,853,893         5,202,808        4,454,703
  Federal deposit insurance premiums .....           70,525          256,903           141,126          522,387
  Special SAIF recapitalization assessment             --               --                --          3,077,275
  Occupancy ..............................          464,310          399,579           924,393          810,144
  Net cost of real estate operations .....          125,666          (92,277)          118,923           80,926
  Advertising ............................          272,123          190,696           458,845          372,981
  Data processing ........................          113,909           99,225           222,083          195,054
  Other expenses .........................          748,130          715,627         1,260,717        1,495,927
                                               ------------     ------------      ------------     ------------
        Total ............................        4,317,707        4,423,646         8,328,895       11,009,397
                                               ------------     ------------      ------------     ------------

INCOME BEFORE INCOME TAXES ...............        4,586,473        4,365,031        11,278,758        5,627,954

PROVISION FOR INCOME TAXES ...............        1,794,228        1,680,537         4,412,250        2,166,762
                                               ------------     ------------      ------------     ------------

NET INCOME ...............................     $  2,792,245     $  2,684,494      $  6,866,508     $  3,461,192
                                               ============     ============      ============     ============

Earnings per share .......................     $       0.18     $       0.16      $       0.44     $       0.21
Earnings per share assuming dilution .....     $       0.17     $       0.16      $       0.42     $       0.21

Dividends per share ......................     $       0.07     $       0.07      $       0.14     $       0.12

 See notes to consolidated condensed financial statements.

                                                       HFNC FINANCIAL CORP.

                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                       FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                           (Unaudited)
                                                                                                    Net Unrealized
                                                                                       ESOP and     Gain (Loss) on
                                                                                       Unvested         Securities
                                   Common       Additional         Retained          Restricted       Available for
                                    Stock     Paid-in-Capital       Income             Stock             Sale (1)         Total
                              -------------    -------------    -------------     -------------     -------------     -------------
BALANCE,
  JUNE 30, 1996 ............  $     171,925    $ 168,390,571    $  86,896,095     $  (8,700,000)    $    (254,135)    $ 246,504,456

Net income .................           --               --          3,461,192              --                --           3,461,192

Shares released from ESOP ..           --            220,815             --             300,000              --             520,815

Dividends paid .............           --               --         (1,955,100)             --                --          (1,955,100)

Change in net unrealized
loss on securities available
for sale ...................           --               --          2,849,125         2,849,125
                              -------------    -------------    -------------     -------------     -------------     -------------

BALANCE,
  DECEMBER 31, 1996 ........  $     171,925    $ 168,611,386    $  88,402,187     $  (8,400,000)    $   2,594,990     $ 251,380,488
                              =============    =============    =============     =============     =============     =============

BALANCE,
  JUNE 30, 1997 ............  $     171,925    $  89,967,883    $  90,106,224     $ (23,137,490)    $   3,951,375     $ 161,059,917

Net income .................           --               --          6,866,508              --                --           6,866,508

Shares released from
ESOP and restricted
stock trusts ...............         57,875             --          1,903,858              --           1,961,733

Dividends paid .............           --               --         (2,175,446)             --                --          (2,175,446)

Change in net unrealized
gain on securities available
for sale ...................           --               --         (1,607,433)       (1,607,433)
                              -------------    -------------    -------------     -------------     -------------     -------------

BALANCE,
  DECEMBER 31, 1997 ........  $     171,925    $  90,025,758    $  94,797,286     $ (21,233,632)    $   2,343,942     $ 166,105,279
                              =============    =============    =============     =============     =============     =============

 (1) Net of deferred income taxes.

 See notes to consolidated condensed financial statements.

                                        HFNC FINANCIAL CORP.

                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                           Six Months Ended
                                                                              December 31,
                                                                  --------------------------------
                                                                        1997               1996
                                                                  -------------      -------------
OPERATING ACTIVITIES:
Net income ..................................................     $   6,866,508      $   3,461,192
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation ..............................................           325,653            221,086
  Net amortization of premiums on investment securities .....            72,798            275,409
  Amortization of net deferred loan fees ....................          (949,096)          (881,398)
  Provision for loan loss (recovery of allowance) ...........             2,061            (39,134)
  Provision for losses on real estate (recovery of allowance)              (822)            71,379
  Amortization of unearned stock compensation ...............         1,961,733            520,815
  Gain on sales of:
    Real estate .............................................           (70,473)           (72,784)
    Investments .............................................        (4,833,315)              --
  Increase in other assets ..................................          (342,028)        (2,233,525)
  (Decrease) increase in other liabilities ..................        (1,047,787)           475,507
                                                                  -------------      -------------
    Net cash provided by operating activities ...............         1,985,232          1,798,547
                                                                  -------------      -------------

INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities .........        15,966,184          5,000,000
  Proceeds from sales of securities available for sale ......        55,051,558               --
  Purchases of securities available for sale ................       (24,979,375)        (4,950,000)
  Purchases of Federal Home Loan Bank stock .................        (4,050,000)              --
  Principal repayment on mortgage-backed securities .........         3,784,182          6,388,400
  Proceeds from sales of real estate ........................           673,043          1,934,545
  Net loan originations .....................................       (73,481,029)       (88,070,217)
  Purchases of office properties and equipment ..............          (334,938)        (3,574,046)
                                                                  -------------      -------------
    Net cash used in investing activities ...................       (27,370,375)       (83,271,318)
                                                                  -------------      -------------

                                        HFNC FINANCIAL CORP.

                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                            (Unaudited)
                                            (continued)

                                                                           Six Months Ended
                                                                              December 31,
                                                                  --------------------------------
                                                                        1997               1996
                                                                  -------------      -------------
FINANCING ACTIVITIES:
  Decrease in deposits ......................................        (5,931,751)        (4,617,104)
  Proceeds from other borrowed funds ........................        81,000,000        112,000,000
  Repayments of other borrowed funds ........................       (61,200,000)              --
  Dividends paid ............................................        (2,175,446)        (1,955,100)
                                                                  -------------      -------------
    Net cash provided by financing activities ...............        11,692,803        105,427,796
                                                                  -------------      -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............       (13,692,340)        23,955,025

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............        31,370,359          9,605,598
                                                                  -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................     $  17,678,019      $  33,560,623
                                                                  =============      =============

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
     Interest ...............................................     $  20,197,002      $  16,781,911
     Income taxes ...........................................         3,573,000          2,069,501
  Loans foreclosed ..........................................         2,322,621            247,793
  Change in unrealized (loss) gain on investment
    securities available for sale, net of taxes .............        (1,607,433)         2,849,125


 See notes to consolidated condensed financial statements.

                              HFNC FINANCIAL CORP.

              Notes to Consolidated Condensed Financial Statements


1.   BASIS OF PRESENTATION

HFNC Financial Corp. (the "Company") was incorporated under North Carolina law in August 1995 by Home Federal Savings and Loan Association (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Association's stock to the Company and the offer and sale of the Company's common stock by the Company (the "Conversion"). The Conversion, completed on December 28, 1995, resulted in the issuance and sale of 17,192,500 shares of $0.01 par value common stock. The gross proceeds of the Conversion totaled $171,925,000, of which $171,925 was allocated to common stock and $168,266,013 (net of conversion costs of $3,487,062) is included in additional paid-in capital. Approximately 50% of the net proceeds from the Conversion were used to acquire 100% of the common stock of the Association. Substantially all of the remaining net proceeds from the Conversion were retained by HFNC Investment Corp., a wholly-owned subsidiary of the Company.

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

The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997, contained in the Company's 1997 annual report.

Earnings Per Share -- Earnings per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, employee stock ownership plan and restricted stock shares are only considered outstanding for the basic earnings per share calculations when they are vested or committed to be released. The weighted average shares outstanding were 15,627,260 and 15,614,280, respectively, for the three and six months ended December 31, 1997, and 16,345,000 and 16,337,500, respectively, for the three and six months ended December 31, 1996. Stock options and unvested restricted stock granted during the fiscal year ended June 30, 1997 represented additional potentially dilutive securities and are given effect in the computation of earnings per share assuming dilution. Potential dilution from these options and restricted shares amounted to 113,107 and 589,496 shares, respectively, for the quarter ended December 31, 1997 and 161,608 and 589,496 shares, respectively, for the six months ended December 31, 1997. The total weighted average shares outstanding utilized in computing earnings per share assuming dilution for the three and six months ended December 31, 1997 therefore amounted to 16,329,863 and 16,365,384 shares, respectively. No potentially dilutive securities were outstanding for a significant period during the six months ended December 31, 1996.

2.   LITIGATION

In June 1995, a lawsuit was initiated against the Association by a borrower's affiliated companies in which the plaintiffs alleged that the Association wrongfully set-off certain funds in an account being held and maintained by the Association. In addition, the plaintiffs alleged that as a result of the wrongful set-off, the Association wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of the Association constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorney fees. The Association denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgment, recommending the dismissal of all claims asserted against the Association. On October 11, 1997, the United States District Court for the Western District of North Carolina entered an Order Granting Summary Judgment in accordance with the Recommended Order by the United States Bankruptcy Judge. The borrower has appealed the Order Granting Summary Judgment in favor of the Association.

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

In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of the Association and against an officer of another financial institution. The action was removed from the state court to the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action in the Superior Court for Mecklenburg County, North Carolina against the two executive officers of the Association and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of the Association. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. Plaintiffs claim actual damages, treble damages and punitive damages together with interest, attorneys' fees and other costs. On January 29, 1998, the Superior Court of Mecklenburg County granted the Motion for Summary Judgment filed by the officers of the Association dismissing the lawsuit against them. The litigation in the United States Bankruptcy Court referenced above remains pending. The Association agreed to indemnify both of its officers with respect to certain costs, expenses, and liability which might arise in connection with both of these cases.

In July 1997, the above borrower and affiliated companies filed an additional action in the United States District Court for the Western District of North Carolina against HFNC Financial Corp., the Association, and the other financial institution referred to in the paragraph above, alleging that previous judgments in favor of Home Federal and the other financial institution obtained in prior litigation were obtained by the perpetration of fraud on the Bankruptcy Court, US District Court, and the 4th Circuit Court of Appeals. The plaintiffs are seeking to have the judgments set aside on that basis. Home Federal has filed a motion to dismiss this lawsuit and is awaiting ruling on that motion. The Association vehemently denies that any fraud was perpetrated upon the courts and intends to vigorously contest this matter.

In August 1997, the borrower filed another lawsuit action in the United States District Court for the Western District of North Carolina against attorneys for the Association, attorneys for the other financial institution, and two United States Bankruptcy Judges in which the borrower alleges that the defendants have conspired against him and his corporations by allowing the Association to obtain judgments against him and his various corporations. All defendants have filed motions to dismiss this lawsuit. On December 4, 1997, this lawsuit was dismissed as to all defendants. The borrower has appealed. The Association agreed to indemnify the attorneys for the Association with respect to certain costs, expenses, and liabilities which might arise in connection with this matter.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

The Company's assets amounted to $910.8 million at December 31, 1997, compared to $892.9 million at June 30, 1997, an increase of $17.9 million or 2.0%. This increase in total assets was due to growth in loans receivable of $72.1 million, to $730.4 million at December 31, 1997 compared to $658.3 million at June 30, 1997. This asset growth was partially offset by a decrease in securities of $47.7 million to $128.0 at December 31, 1997 and a decrease in cash and cash equivalents of $13.7 million. The securities sold were yielding less than current market rates and were sold to reinvest the proceeds into higher yielding assets, primarily loans, and to partially repay borrowed funds. Approximately $5.5 million of the securities sold were equity securities which had appreciated significantly in value and were sold at a $5.3 million gain. An additional $49.6 million were investment securities which were also yielding less than current market rates and were sold at a $476,000 loss. In addition to the growth in loans receivable, net real estate increased $1.7 million over the June 30, 1997 amount due to the foreclosure of real estate loans and the transfer of these assets to real estate owned. Total liabilities increased $12.8 million from the June 30, 1997 level due primarily to a $19.8 million increase in other borrowed funds during the six month period ended December 31, 1997. These funds, combined with funds derived from the sale of securities during the period, were used primarily to fund loan originations. Deposits amounted to $437.9 million at December 31, 1997, a decline of $5.9 million from June 30, 1997. Shareholders' equity increased $5.0 million due primarily to net income of $6.9 million and to the release of shares from the ESOP and restricted stock trusts amounting to $1.9 million, partially offset by a decrease in unrealized gains on securities available for sale of $1.6 million and dividends paid of $2.2 million.

Results of Operations for the Three Months Ended December 31, 1997 and 1996

General: Net income for the three months ended December 31, 1997 amounted to $2.8 million, an increase of $108,000 from the comparable quarter of 1996. This increase was primarily due to an increase in other operating income of $1.4 million and a decrease in other operating expenses of $106,000, which were largely offset by a decrease in net interest income of $775,000, a $479,000 increase in the loan loss provision from a net recovery of $414,000 in the prior year quarter to a $65,000 net provision in the 1997 quarter, and to an increase in the provision for income taxes of $114,000.

Net Interest Income: Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's net interest income decreased $775,000 or 9.6% to $7.3 million for the three months ended December 31, 1997, compared to $8.1 million for the three months ended December 31, 1996. This decrease is primarily the result of a reduction in the ratio of interest-earning assets to interest-bearing liabilities to 1.21 during the quarter ended December 31, 1997 from 1.38 during the quarter ended December 31, 1996. This ratio declined due to the liquidation of a significant portion of the securities portfolio to fund the $5 per share special distribution paid to shareholders in March 1997, coupled with the Company's additional borrowings to fund loan growth. This effect was somewhat offset, however, by an increase in the interest rate spread to 2.43% in the quarter ended December 31, 1997, from 2.29% in the prior year quarter, resulting from the balance sheet restructuring discussed at "Financial Condition" above. The net interest margin declined to 3.42% in the current quarter from 3.80% in the prior year quarter, also due to the reduction in interest-earning assets following the special distribution.

Interest Income: Interest income increased $526,000 or 3.2% over the prior year quarter due to an increase in interest on loans of $2.5 million and a decrease in interest on securities of $2.0 million. The increase in loan interest resulted from loan growth during 1997, with the average balance outstanding during the 1997 quarter increasing to $705.4 million from $570.8 million in the prior year quarter, an increase of $134.6 million or 23.6%. The average yield on loans decreased somewhat, to 8.24% from 8.43%, due to an increasing proportion of the Association's loan portfolio consisting of loan products that have a moderate rate discount during the first three to five years. At the end of the initial period, the loans convert to a fixed rate or one year adjustable rate loan at the full market rate. These competitive loan products were instrumental in the recent loan growth and the yields are expected to rise somewhat when the initial terms expire. The decrease in interest on securities primarily resulted from a $131.1 million or 47.3% decline in the average balance of securities to $146.1 million for the quarter ended December 31, 1997 from $277.1 million in the prior year quarter. This decrease was due to the sale of securities to fund the special $5 distribution paid to shareholders in March 1997 and to the additional sale of lower yielding securities during the quarters ended September 30, 1997 and December 31, 1997 discussed at "Financial Condition" above. This sale of securities did, however, improve the Company's yield on securities to 6.95% in the current quarter, compared to 6.51% in the prior year quarter.

Interest Expense: Total interest expense for the quarter ended December 31, 1997 increased $1.3 million, or 15.3%, over the quarter ended December 31, 1996. Interest on deposits during the current quarter was virtually unchanged from the prior year quarter, with both the average balance and the average rate paid approximating prior year levels. Interest on other borrowed funds increased $1.4 million to $3.9 million for the quarter ended December 31, 1997 from $2.6 million in the prior year quarter. This increase was due to an increase in the average balance of borrowed funds to $264.2 million in the current quarter from $176.7 million in the prior year quarter, resulting from the use of borrowed funds to support the Company's loan growth during the past year and to partially fund the special distribution. In addition, the average rate paid on these borrowings increased slightly to 5.93% from 5.78%.

Provision for Loan Losses (Recovery of Allowance): The Company's allowance for loan losses is maintained at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, general economic conditions in the Company's market area, and to other factors related to the collectibility of the loan portfolio. During the quarter ended December 31, 1997, the Association recorded a net provision for loan losses of $65,000 compared to a net recovery of allowance during the prior year quarter of $414,000. The recovery of allowance during the 1996 quarter was due to a recovery of $450,000 on a commercial loan that had been fully reserved. At December 31, 1997, the allowance for loan losses amounted to $7.3 million, which was 157.8% of nonperforming loans and .98% of total loans.

Other Operating Income: Other operating income increased $1.4 million, to $1.7 million compared to $320,000 in the prior year quarter, due to a current quarter gain on the sale of securities amounting to $1.5 million. This sale, discussed in "Financial Condition" above, and was made due to the disparity between the yield on the these securities and the yields available on loans receivable and the costs of borrowed funds.

Other Operating Expenses: Total other operating expenses amounted to $4.3 million, substantially unchanged from the prior year quarter. Among fluctuations in individual expense categories, federal deposit insurance premiums declined considerably due to payment of the SAIF assessment in late 1996. This one-time assessment reduced the future periodic cost of federal deposit insurance premiums beginning in January 1997, resulting in a cost of $71,000 during the current quarter, compared to $257,000 in the 1996 quarter. The net cost of real estate operations increased to $126,000 during the quarter ended December 31, 1997, compared to a net profit of $92,000 during the 1996 quarter. This increased cost was due in large part to the payment of $116,000 in accumulated property taxes on properties formerly owned by a major borrower in bankruptcy. The borrower had not been paying the taxes, but payment was required upon foreclosure by the Association in the current quarter.

Results of Operations for the Six Months Ended December 31, 1997 and 1996

General: Net income for the six months ended December 31, 1997 amounted to $6.9 million, an increase of $3.4 million from the comparable quarter of 1996. The increase was primarily due to an increase in other operating income of $4.7 million and a decline in other operating expenses of $2.7 million. These increases were partially offset by a $1.7 million reduction in net interest income and a $2.2 million increase in the provision for income taxes.

Net Interest Income: The Company's net interest income for the six months ended December 31, 1997 decreased $1.7 million, or 10.4%, over the comparable period in 1996. This decline was due to a reduction in the ratio of interest earning assets to interest bearing liabilities from 1.39 during the six months ended
December 31, 1996 to 1.21 during the six months ended December 31, 1997, resulting primarily from the liquidation of securities to fund the $5 per share special distribution paid to shareholders in March 1997 and from the Company's additional borrowings to fund loan growth. The sale of securities during the 1997 period had a less significant effect, because the proceeds were reinvested in mortgage loans or used to partially repay borrowed funds. The effect of this decline in earning assets was moderated to some extent by a moderate increase in the interest rate spread from 2.35% during the prior year period to 2.39% in the six month period ended December 31, 1997. These two factors combined to produce a 3.34% net interest margin during the six months ended December 31, 1997, compared to 3.90% during the prior year period.

Interest Income: Interest income for the six months ended December 31, 1997 increased $1.8 million or 5.6% over the prior year period, to $34.0 million from $32.2 million. This increase was due to the growth in the loan portfolio, to an average balance during the 1997 period of $688.9 million from an average balance of $548.3 million during the 1996 period. This more than compensated for a decline in the average yield of the loan portfolio from 8.47% to 8.25%. Income from securities decreased $3.4 million due to decreases in the average balance to $167.4 million from $270.7 million in the prior year period. Average yields during the six month periods were relatively unchanged.

Interest Expense: Interest on deposits was relatively unchanged from the prior year, as average balances and yields on customer deposits were relatively constant for the six month period ended December 31, 1997 compared to the same period in 1996. Interest on other borrowed funds increased $3.5 million over the 1996 period due to the additional borrowings during 1997 to support loan growth. The average balance of other borrowed funds increased 79.8% to $269.1 million during the six months ended December 31, 1997. The average cost of these borrowings was consistent at 5.83% during the current period compared to 5.80% in the prior year period.

Other Operating Income: Other operating income increased $4.7 million due to $4.8 million in gains on the sale of securities during the 1997, with no such sales during the same period in 1996. This sale was discussed at "Financial Condition" above.

Other Operating Expenses: Other operating expenses for the six months ended December 31, 1997 declined $2.7 million from the comparable period in 1996, resulting primarily from the $3.1 million one-time SAIF assessment paid in 1996, the resultant $381,000 current period reduction in the cost of deposit insurance premiums, and a $235,000 reduction of miscellaneous other operating expenses, partly offset by a $748,000 increase in personnel expenses. The prior year's SAIF assessment and resulting current year decline in deposit insurance premiums were discussed in "Results of Operations for the Three Months Ended December 31, 1997 and 1996 -- Other Operating Expenses". Miscellaneous other operating expenses declined from the prior year levels due to reduced legal costs in connection with the Association's litigation involving a former borrower who is in bankruptcy. See Note 2 of "Notes to Consolidated Condensed Financial Statements." nears its resolution. The increase in personnel expenses was largely due to increases in costs associated with the Company's stock benefit plans, primarily the Employee Stock Ownership Plan. The $5 per share special distribution in March 1997 received by shares owned by the ESOP was used by the Plan to purchase additional shares, which are being released over the remaining term of the ESOP loan. The market value of these additional shares is charged to personnel expense each quarter as they are committed to be released, as are the value of the shares originally owned by the Plan.

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

The Association is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3.0% of adjusted total assets and total capital equal to at least 8.0% of risk-weighted assets. The Association substantially exceeded such requirements with tangible, core and total capital equal to 16.2%, 16.2% and 30.6%, respectively, at December 31, 1997.

Year 2000 Issue

The Company has completed its assessment of the Company's vulnerability to Year 2000 problems and has prepared initial estimates of the costs of resolution. The Company's most critical computer system is utilized by its subsidiary, Home Federal Savings and Loan Association, for loan, deposit, and accounting functions, and is maintained by a third party service bureau. The costs of compliance will by borne by the vendor under the contract. While this system is presently substantially Year 2000 compliant, Association personnel will participate in tests of the system during 1998 to ensure full compliance. Failure to prepare this system for the Year 2000 would materially affect the Association's ability to operate and serve its customers. The Company's other information technology-controlled systems have also been identified and are in various states of readiness. Progress is underway to address these issues, with an estimated cost of $150,000 to $230,000; the actual amount will depend on choices to be made by management in the coming months. This amount could increase materially if problems are noted in the testing process that have not yet been identified. The majority of these costs are expected to be incurred during calendar year 1998; all such costs will be charged to expense as incurred.

                              HFNC FINANCIAL CORP.

                                     Part II

Item 1.       Legal Proceedings
              Other than as discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements, the Company is not engaged in any legal proceedings at the present time other than those generally associated with the normal course of business.


Item 2.       Changes in Securities and Use of Proceeds
              Not applicable.


Item 3.       Defaults Upon Senior Securities
              Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders

              On October 24, 1997, the Company held an annual meeting of shareholders to elect seven directors for a one year term and to ratify the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for fiscal 1998. The results of the voting are set forth below.

              Proposal One  (Election of Directors):

                    Name                             FOR              WITHHELD
                    ----                             ---              --------

              H. Joe King, Jr.                    13,147,145           137,232
              J. Harold Barnes, Jr.               13,149,145           135,232
              Ray W. Bradley, Jr.                 13,119,322           165,055
              Joe M. Logan                        13,120,422           163,955
              John M. McCaskill                   13,142,322           142,055
              Lewis H. Parham, Jr.                13,146,095           138,282
              Willie E. Royal                     13,122,622           161,755

              Proposal Two (Ratification of Auditors):

                              FOR            AGAINST             ABSTAIN
                              ---            -------             -------

                           13,120,694         46,895             116,788


Item 5.       Other Information
              None.


Item 6.       Exhibits and Reports on Form 8-K
              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HFNC FINANCIAL CORP.


February 6, 1997                    By:   \s\ H. Joe King, Jr.
                                          --------------------
                                          H. Joe King, Jr.
                                          President and Chief Executive Officer


February 6, 1997                    By:   \s\ A. Burton Mackey, Jr.
                                          -------------------------
                                          A. Burton Mackey, Jr.
                                          Vice President and Treasurer