Form 10-Q
period 1998-03-31
HFNC FINANCIAL CORP
filed 1998-05-15
CIK 1001582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to ________________________

                         Commission file number 0-27388


                              HFNC FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          North Carolina                                     56-1937349
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         Identification No.)

            139 South Tryon Street, Charlotte, North Carolina 28202
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (704) 373-0400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report[s]), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [ X ]   No   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


$0.01 Par Value Common Stock                                17,192,500 shares
----------------------------                                -----------------
    Class of Stock                                    Outstanding at May 6, 1998

                              HFNC FINANCIAL CORP.

                                TABLE OF CONTENTS


Part I.       Financial Information

Item 1.       Financial Statements:

              Consolidated Condensed Balance Sheets,
              March 31, 1998 and June 30, 1997

              Consolidated Condensed Statements of Income,
              Three and Nine Months Ended
              March 31, 1998 and 1997

              Consolidated Condensed Statements of Changes in
              Shareholders' Equity, Nine Months Ended
              March 31, 1998 and 1997

              Consolidated Condensed Statements of Cash Flows
              Nine Months Ended March 31, 1998 and 1997

              Notes to Consolidated Condensed Financial Statements

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk


Part II.      Other Information

Item 1.       Legal Proceedings
Item 2.       Changes in Securities and Use of Proceeds
Item 3.       Defaults Upon Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K


Signatures

Item 1.

                                              HFNC FINANCIAL CORP.

                                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   (Unaudited)


                                                                                             As of
                                                                               --------------------------------
                                                                                  March 31,          June 30,
 ASSETS                                                                            1998                1997
                                                                               -------------      -------------
CASH AND CASH EQUIVALENTS:
  Cash ...................................................................     $   7,550,233      $   9,934,359
  Federal funds sold .....................................................        12,168,000         21,436,000
                                                                               -------------      -------------
        Total ............................................................        19,718,233         31,370,359
                                                                               -------------      -------------

SECURITIES - Available for sale, at fair value (amortized cost:
$129,288,280 and $169,285,103, at March 31 and June 30, respectively) ....       132,253,852        175,710,104

LOANS RECEIVABLE, NET ....................................................       790,254,193        658,323,320

REAL ESTATE, NET .........................................................         2,573,609            867,876

OFFICE PROPERTIES AND EQUIPMENT, NET .....................................         9,989,286         10,099,107

STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA - At cost .....................        13,650,000          6,450,000

DEFERRED INCOME TAX ASSET, NET ...........................................         4,722,024          3,390,125

OTHER ASSETS .............................................................         6,392,766          6,709,218
                                                                               -------------      -------------

TOTAL ....................................................................     $ 979,553,963      $ 892,920,109
                                                                               =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS .................................................................     $ 432,053,516      $ 443,839,542

OTHER BORROWED FUNDS .....................................................       368,800,000        277,000,000

OTHER LIABILITIES ........................................................         9,780,651         11,020,650
                                                                               -------------      -------------
      Total liabilities ..................................................       810,634,167        731,860,192

                                              HFNC FINANCIAL CORP.

                                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   (Unaudited)
                                                   (continued)


                                                                                             As of
                                                                               --------------------------------
                                                                                  March 31,          June 30,
                                                                                   1998                1997
                                                                               -------------      -------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share:  25,000,000 shares
   authorized; 17,192,500 shares issued and outstanding ..................           171,925            171,925
  Additional paid-in capital .............................................        89,971,485         89,967,883
  ESOP loan and unvested restricted stock ................................       (19,741,959)       (23,137,490)
  Retained income ........................................................        96,694,518         90,106,224
  Unrealized gain on securities available for sale (net of deferred taxes:
    $1,141,745 and $2,473,626 at March 31 and June 30, respectively) .....         1,823,827          3,951,375
                                                                               -------------      -------------
        Total shareholders' equity .......................................       168,919,796        161,059,917
                                                                               -------------      -------------

TOTAL ....................................................................     $ 979,553,963      $ 892,920,109
                                                                               =============      =============

 See notes to consolidated condensed financial statements.

                                               HFNC FINANCIAL CORP.

                                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                   (Unaudited)



                                                     Three Months Ended                 Nine Months Ended
                                                           March 31,                         March 31,

                                                    1998              1997             1998              1997
                                               ------------      ------------     ------------      ------------
INTEREST INCOME:
  Interest on loans ......................     $ 15,554,946      $ 12,605,762     $ 43,965,366      $ 35,835,117
  Interest on securities .................        2,606,528         4,010,549        8,177,630        12,966,122
                                               ------------      ------------     ------------      ------------
        Total ............................       18,161,474        16,616,311       52,142,996        48,801,239
                                               ------------      ------------     ------------      ------------

INTEREST EXPENSE:
  Interest on deposits ...................        5,590,335         5,801,495       17,427,204        17,682,886
  Interest on other borrowed funds .......        4,748,825         2,906,014       12,587,958         7,243,373
                                               ------------      ------------     ------------      ------------
        Total ............................       10,339,160         8,707,509       30,015,162        24,926,259
                                               ------------      ------------     ------------      ------------

NET INTEREST INCOME ......................        7,822,314         7,908,802       22,127,834        23,874,980

PROVISION FOR LOAN LOSSES (RECOVERY
  OF ALLOWANCE) ..........................          (47,768)          239,283          (45,707)          200,149
                                               ------------      ------------     ------------      ------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES (RECOVERY OF ALLOWANCE) ....        7,870,082         7,669,519       22,173,541        23,674,831
                                               ------------      ------------     ------------      ------------

OTHER OPERATING INCOME:
  Service charges and fees ...............          195,496           170,613          509,111           558,808
  Gain on sale of securities .............          907,808            19,379        5,741,123            19,379
  Other income ...........................           67,134           123,564          224,398           367,408
                                               ------------      ------------     ------------      ------------
        Total ............................        1,170,438           313,556        6,474,632           945,595
                                               ------------      ------------     ------------      ------------

                                               HFNC FINANCIAL CORP.

                                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                   (Unaudited)
                                                   (continued)



                                                     Three Months Ended                 Nine Months Ended
                                                           March 31,                         March 31,

                                                    1998              1997             1998              1997
                                               ------------      ------------     ------------      ------------
OTHER OPERATING EXPENSES:
  Personnel expenses .....................        2,427,662         3,302,129        7,630,470         7,756,832
  Federal deposit insurance premiums .....           69,974            70,930          211,100           593,317
  Special SAIF recapitalization assessment             --                --               --           3,077,275
  Occupancy ..............................          446,799           434,425        1,371,192         1,244,569
  Net cost of real estate operations .....            6,315            20,266          125,238           101,192
  Advertising ............................          181,517           253,433          640,362           626,414
  Data processing ........................          125,378           119,962          347,461           315,016
  Other expenses .........................          594,248           742,356        1,854,965         2,238,283
                                               ------------      ------------     ------------      ------------
        Total ............................        3,851,893         4,943,501       12,180,788        15,952,898
                                               ------------      ------------     ------------      ------------

INCOME BEFORE INCOME TAXES ...............        5,188,627         3,039,574       16,467,385         8,667,528

PROVISION FOR INCOME TAXES ...............        2,029,791         1,170,236        6,442,041         3,336,998
                                               ------------      ------------     ------------      ------------

NET INCOME ...............................     $  3,158,836      $  1,869,338     $ 10,025,344      $  5,330,530
                                               ============      ============     ============      ============

Earnings per share .......................     $       0.20      $       0.12     $       0.64      $       0.33
Earnings per share assuming dilution .....     $       0.20      $       0.11     $       0.61      $       0.33

Dividends per share ......................     $       0.08      $       5.07     $       0.22      $       5.19

See notes to consolidated condensed financial statements.

                                                        HFNC FINANCIAL CORP.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                             (Unaudited)

                                                                                       ESOP and      Net Unrealized
                                                                                       Unvested      Gain (Loss) on
                                                                                      Restricted       Securities
                                   Common          Additional         Retained           Stock        Available for
                                    Stock       Paid-In Capital        Income                             Sale (1)       Total
                               -------------     -------------     -------------   -------------     -------------    -------------
BALANCE,
  JUNE 30, 1996 ...........    $     171,925     $ 168,390,571     $  86,896,095   $  (8,700,000)    $    (254,135)   $ 246,504,456

Net income.................             --                --           5,330,530            --                --          5,330,530

Shares released from ESOP
and restricted stock trusts             --             303,575              --         2,866,603              --          3,170,178

Shares purchased for ESOP
and restricted stock trusts             --                --                --       (15,949,032)             --        (15,949,032)

Dividends paid.............             --         (75,997,906)       (5,954,990)           --                --        (81,952,896)

Change in net unrealized
loss on securities
available for sale.........             --                --                --              --           1,632,565        1,632,565
                               -------------     -------------     -------------   -------------     -------------    -------------
BALANCE,
  MARCH 31, 1997 ..........    $     171,925     $  92,696,240     $  86,271,635   $ (21,782,429)    $   1,378,430    $ 158,735,801
                               =============     =============     =============   =============     =============    =============
BALANCE,
  JUNE 30, 1997 ...........    $     171,925     $  89,967,883     $  90,106,224   $ (23,137,490)    $   3,951,375    $ 161,059,917

Net income.................             --                --          10,025,344            --                --         10,025,344

Shares released from ESOP
and restricted stock trusts             --               3,602              --         3,395,531              --          3,399,133

Dividends paid.............             --                --          (3,437,050)           --                --         (3,437,050)

Change in net unrealized
gain on securities
available for sale.........             --                --                --              --          (2,127,548)      (2,127,548)
                               -------------     -------------     -------------   -------------     -------------    -------------
BALANCE,
  MARCH 31, 1998 ..........    $     171,925     $  89,971,485     $  96,694,518   $ (19,741,959)    $   1,823,827    $ 168,919,796
                               =============     =============     =============   =============     =============    =============

 (1) Net of deferred income taxes.

 See notes to consolidated condensed financial statements.

                                     HFNC FINANCIAL CORP.

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                         (Unaudited)

                                                                    Nine Months Ended
                                                                       March 31,
                                                            --------------------------------
                                                                 1998               1997
                                                            -------------      -------------
OPERATING ACTIVITIES:
Net income ............................................     $  10,025,344      $   5,330,530
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation ........................................           492,217            373,830
  Net amortization of premiums on investment securities           124,308            338,277
  Amortization of net deferred loan fees ..............        (1,526,695)        (1,310,887)
  Provision for loan loss (recovery of allowance) .....           (45,707)           200,149
  Provision for losses on real estate .................             4,381             92,379
  Amortization of unearned stock compensation .........         3,399,133          3,170,178
  Gain on sales of:
    Real estate .......................................           (39,331)           (90,437)
    Investments .......................................        (5,741,123)           (19,379)
  Decrease (increase) in other assets .................           316,452           (189,214)
  (Decrease) increase in other liabilities ............        (1,239,997)         2,520,729
                                                            -------------      -------------
    Net cash provided by operating activities .........         5,768,982         10,416,155
                                                            -------------      -------------

INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities ...        34,966,184          5,000,000
  Proceeds from sales of securities available for sale         55,979,989         67,279,569
  Purchases of securities available for sale ..........       (52,062,538)        (6,950,000)
  Purchases of Federal Home Loan Bank stock ...........        (7,200,000)          (312,300)
  Principal repayment on mortgage-backed securities ...         6,729,985          9,405,098
  Proceeds from sales of real estate ..................         1,406,872          2,214,110
  Net loan originations ...............................      (133,436,127)      (112,564,945)
  Purchases of office properties and equipment ........          (382,397)        (4,588,133)
                                                            -------------      -------------
    Net cash used in investing activities .............       (93,998,032)       (40,516,601)
                                                            -------------      -------------

                                     HFNC FINANCIAL CORP.

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                         (Unaudited)
                                         (continued)

                                                                    Nine Months Ended
                                                                       March 31,
                                                            --------------------------------
                                                                 1998               1997
                                                            -------------      -------------
FINANCING ACTIVITIES:
  Decrease in deposits ................................       (11,786,026)          (713,128)
  Proceeds from other borrowed funds ..................       153,000,000        140,000,000
  Repayments of other borrowed funds ..................       (61,200,000)              --
  Purchases of restricted stock for benefit plan ......              --          (15,949,032)
  Dividends paid ......................................        (3,437,050)       (81,952,896)
                                                            -------------      -------------
    Net cash provided by financing activities .........        76,576,924         41,384,944
                                                            -------------      -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......       (11,652,126)        11,284,498

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......        31,370,359          9,605,598
                                                            -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............     $  19,718,233      $  20,890,096
                                                            =============      =============

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
     Interest .........................................     $  30,265,045      $  25,226,620
     Income taxes .....................................         6,402,190          2,781,284
  Loans foreclosed ....................................         3,077,656            936,473
  Change in unrealized (loss) gain on investment
    securities available for sale, net of taxes .......        (2,127,548)         1,632,565

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

The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997, contained in the Company's 1997 annual report.

Earnings Per Share -- Earnings per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, employee stock ownership plan and restricted stock shares are only considered outstanding for the basic earnings per share calculations when they are vested or committed to be released. The weighted average shares outstanding were 15,718,872 and 15,660,061, respectively, for the three and nine months ended March 31, 1998, and 15,785,575 and 16,199,519, respectively, for the three and nine months ended March 31, 1997.

Stock options and unvested restricted stock represented additional potentially dilutive securities and are given effect in the computation of earnings per share assuming dilution. Potential dilution from these options and restricted shares amounted to 14,611 and 459,781 shares, respectively, for the quarter ended March 31, 1998 and 135,394 and 557,067 shares, respectively, for the nine months ended March 31, 1998. Potential dilution from these options and restricted shares amounted to 121,269 and 563,792 shares, respectively, for the quarter ended March 31, 1997, while no potentially dilutive securities were outstanding for a significant period prior to the March 1997 quarter. The total weighted average shares outstanding utilized in computing earnings per share assuming dilution for the three and nine months ended March 31, 1998 therefore amounted to 16,193,264 and 16,352,522 shares, respectively. The shares outstanding assuming dilution for the three and nine months ended March 31, 1997 amounted to 16,470,636 and 16,370,784 shares, respectively.

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

In December 1996, the Association filed a suit against the borrower and his company and against the borrower's wife, daughter and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets which may be used to satisfy a portion of the judgments obtained in favor of the Association in prior litigation. The borrower's wife filed a counterclaim against the Association alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to the Association for application on a debt owed by one of her husband's corporations, claiming that officers of the Association promised to resume making loans to her husband's corporations after the payment. Home Federal and its officers vigorously deny all of her allegations. On February 18, 1998 the Association filed a Motion for Summary Judgment seeking dismissal of the counterclaim. Oral argument on the Motion was heard on April 28, 1998 and the Association is currently awaiting a ruling on the Motion.

In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of the Association and against an officer of another financial institution. The action was removed from the state court to the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action in the Superior Court for Mecklenburg County, North Carolina against the two executive officers of the Association and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of the Association. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. Plaintiffs claim actual damages, treble damages and punitive damages together with interest, attorneys' fees and other costs. On January 29, 1998, the Superior Court of Mecklenburg County granted the Motion for Summary Judgment filed by the officers of the Association dismissing the lawsuit against them. The borrower has appealed the Order granting summary judgment in favor of the Association's officers. The litigation in the United States Bankruptcy Court referenced above remains pending. The Association agreed to indemnify both of its officers with respect to certain costs, expenses, and liability that might arise in connection with both of these cases.

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

In August 1997, the borrower filed another lawsuit action in the United States District Court for the Western District of North Carolina against attorneys for the Association, attorneys for the other financial institution, and two United States Bankruptcy Judges in which the borrower alleges that the defendants have conspired against him and his corporations by allowing the Association to obtain judgments against him and his various corporations. All defendants have filed motions to dismiss this lawsuit. On December 4, 1997, this lawsuit was dismissed as to all defendants. The borrower has appealed. The Association agreed to indemnify the attorneys for the Association with respect to certain costs, expenses, and liabilities that might arise in connection with this matter.

On April 13, 1998 the borrower, individually, filed a voluntary petition for Chapter 11 bankruptcy protection.

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's assets amounted to $979.6 million at March 31, 1998, compared to $892.9 million at June 30, 1997, an increase of $86.6 million or 9.7%. This increase in total assets was due to growth in loans receivable of $131.9 million, to $790.3 million at March 31, 1998 compared to $658.3 million at June 30, 1997. This asset growth was partially offset by a decrease in securities of $43.5 million to $132.3 at March 31, 1998 and a decrease in cash and cash equivalents of $11.7 million. The securities sold were yielding less than current market rates and were sold to reinvest the proceeds into higher yielding assets, primarily loans, and to partially repay borrowed funds. Approximately $6.4 million of the securities sold were equity securities that had appreciated significantly in value and were sold at a $6.2 million gain. An additional $49.6 million were investment securities which were also yielding less than current market rates and were sold at a $476,000 loss. In addition to the growth in loans receivable, net real estate increased $1.7 million over the June 30, 1997 amount due to the foreclosure of real estate loans and the transfer of these assets at net realizable value to real estate owned. Total liabilities increased $78.8 million from the June 30, 1997 level due primarily to a $91.8 million increase in other borrowed funds during the nine month period ended March 31, 1998. These funds, combined with funds derived from the sale of securities during the period, were principally used to fund loan originations. Deposits amounted to $432.1 million at March 31, 1998, a decline of $11.8 million from June 30, 1997. Shareholders' equity increased $7.9 million due to net income of $10.0 million and to the release of shares from the ESOP and restricted stock trusts amounting to $3.4 million, partially offset by a decrease in unrealized gains on securities available for sale (net of tax) of $2.1 million and dividends paid of $3.4 million.


Results of Operations for the Three Months Ended March 31, 1998 and 1997

General: Net income for the three months ended March 31, 1998 amounted to $3.2 million, an increase of $1.3 million from the comparable quarter of 1997. This increase was primarily due to a $287,000 decrease in the loan loss provision (from a net provision of $239,000 in the prior year quarter to a $48,000 net recovery in the 1998 quarter), an increase in other operating income of $857,000, and a decrease in other operating expenses of $1.1 million, which were partially offset by a decrease in net interest income of $86,000 and an increase in the provision for income taxes of $860,000.

Net Interest Income: Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's net interest income decreased $86,000 or 1.1% to $7.8 million for the three months ended March 31, 1998, compared to $7.9 million for the three months ended March 31, 1997. This decrease is primarily the result of a reduction in the ratio of interest-earning assets to interest-bearing liabilities to 1.19 during the quarter ended March 31, 1998 from 1.34 during the quarter ended March 31, 1997. This ratio declined due to the liquidation of a significant portion of the securities portfolio to fund the $5 per share special distribution paid to shareholders in March 1997, coupled with the Company's additional borrowings to fund loan growth. This effect was somewhat offset, however, by an increase in the interest rate spread to 2.55% in the quarter ended March 31, 1998, from 2.33% in the prior year quarter, resulting from the balance sheet restructuring discussed at "Financial Condition" above. The net interest margin declined to 3.43% in the current quarter from 3.69% in the prior year quarter, also due to the reduction in the ratio of interest-earning assets to interest-bearing liabilities following the special distribution.

Interest Income: Interest income increased $1.5 million or 9.3% over the prior year quarter due to an increase in interest on loans of $2.9 million and a decrease in interest on securities of $1.4 million. The increase in loan interest resulted from loan growth during the year, with the average balance outstanding during the 1998 quarter amounting to $763.2 million compared to $605.1 million in the prior year quarter, an increase of $158.1 million or 26.1%. The average yield on loans decreased somewhat, to 8.15% from 8.33%, due to general declines in market rates and to a larger proportion of the Association's loan portfolio consisting of loan products that have a moderate rate discount during the first three to five years. At the end of the initial period, the loans convert to a fixed rate or one year adjustable rate loan at the full market rate. These competitive loan products were instrumental in the loan growth during the past year and the yields are expected to rise somewhat when the initial terms expire. The decrease in interest on securities primarily resulted from a $102.7 million or 40.7% decline in the average balance of securities to $149.4 million for the quarter ended March 31, 1998 from $252.1 million in the prior year quarter. This decrease was due to the sale of securities to fund the special $5 distribution paid to shareholders in March 1997 and to the additional sale of lower yielding securities during the nine months ended March 31, 1998 discussed at "Financial Condition" above. This sale of securities did, however, improve the Company's yield on securities to 6.98% in the current quarter, compared to 6.36% in the prior year quarter.

Interest Expense: Total interest expense for the quarter ended March 31, 1998 increased $1.6 million, or 18.7%, over the quarter ended March 31, 1997. Interest on other borrowed funds increased $1.8 million to $4.7 million for the quarter ended March 31, 1998 from $2.9 million in the prior year quarter. This increase was due to an increase in the average balance of borrowed funds to $331.5 million in the current quarter from $201.7 million in the prior year quarter, resulting from the use of borrowed funds to support the Company's loan growth during the past year. This increase in the average balance was partially offset by a decrease in the average rate paid on these borrowings to 5.73% from 5.76%. Interest on deposits during the current quarter was down $211,000, or 3.6%, from the prior year quarter, with the average balance and the average rate paid declining 1.8% and 1.9%, respectively, from the prior year levels.

Provision for Loan Losses (Recovery of Allowance): The Company's allowance for loan losses is maintained at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, general economic conditions in the Company's market area, and to other factors related to the collectibility of the loan portfolio. During the quarter ended March 31, 1998, the Association recorded a $48,000 net recovery of its allowance for loan losses compared to a net provision for losses during the prior year quarter of $239,000. The recovery of allowance during the current quarter was due to a significant reduction in problem loans during the current quarter compared to the prior year. Nonperforming loans have declined to $4.6 million at March 31, 1998, compared to $7.1 million at March 31, 1997. Management's assessment indicates that the severity and loss potential among these loans has declined as well. Consequently, the specific reserves for identified loan losses have declined from $1.6 million at March 31, 1997 to $63,000 at March 31, 1998. On the other hand, general reserves for unspecified potential loan losses have increased from $6.3 million to $7.0 million during the same period. At March 31, 1998, the total allowance for loan losses amounted to 153.2% of nonperforming loans and 0.89% of total loans.

Other Operating Income: Other operating income increased $857,000, to $1.2 million compared to $314,000 in the prior year quarter, due to a current quarter $908,000 gain on the sale of securities. This sale is discussed in "Financial Condition" above.

Other Operating Expenses: Total other operating expenses amounted to $3.9 million, a decline of $1.1 million from the prior year, as personnel expenses declined $874,000 from the prior year quarter, and miscellaneous other expenses declined $148,000 from the 1997 quarter. The current year reduction in personnel expenses resulted from a nonrecurring level of prior year costs associated with the Company's Management Recognition and Retention Plan (MRRP) approved by shareholders in December 1996. The March 1997 quarter included the $1.1 million fair market value of shares of stock granted pursuant to the plan during the quarter to the Association's Board of Directors and certain employees and members of management. These shares represented a portion of the total shares to be granted under the MRRP, with this portion vesting immediately and future grants to vest over the next four years. Beginning in the March 1997 quarter, each quarter has included accrued costs for shares that will vest in the subsequent year. Consequently, the quarter ended March 31, 1997 included five quarters of cost under this plan, while the current year quarter includes only the cost associated with one quarter. The decrease in miscellaneous other operating expenses was primarily due to a $95,000 decline in legal expenses in the current quarter as compared to the prior year quarter. The level of legal costs in the 1997 quarter was atypical and was largely associated with the determination of the nature, tax treatment, and other implications of the $5.00 per share special distribution paid in March 1997, as well as ongoing litigation involving a former borrower.


Results of Operations for the Nine Months Ended March 31, 1998 and 1998

General: Net income for the nine months ended March 31, 1998 amounted to $10.0 million, an increase of $4.7 million from the comparable quarter of 1997. This was primarily due to an increase in other operating income of $5.5 million and a decline in other operating expenses of $3.8 million. These increases were partially offset by a $1.7 million reduction in net interest income and a $3.1 million increase in the provision for income taxes. Net Interest Income: The

Company's net interest income for the nine months ended March 31, 1998 decreased $1.7 million, or 7.3%, from the comparable prior year period. This decline was due to a reduction in the ratio of interest-earning assets to interest-bearing liabilities from 1.37 during the nine months ended March 31, 1997 to 1.20 during the nine months ended March 31, 1998, resulting primarily from the liquidation of securities to fund the $5 per share special distribution paid to shareholders in March 1997 and from the Company's additional borrowings to fund loan growth. The sale of securities during the current period had a less significant effect than the sale of securities to fund the special distribution because the proceeds were reinvested in mortgage loans or used to partially repay borrowed funds. The effect of this decline in earning assets was moderated to some extent by an increase in the interest rate spread from 2.35% during the prior year period to 2.44% in the nine month period ended March 31, 1998. These two factors combined to produce a 3.37% net interest margin during the nine months ended March 31, 1998, compared to 3.83% during the prior year period.

Interest Income: Interest income for the nine months ended March 31, 1998 increased $3.3 million or 6.8% over the prior year period, to $52.1 million from $48.8 million. This increase was due to the growth in the loan portfolio, to an average balance during the nine months ended March 31, 1998 of $713.3 million from an average balance of $567.0 million during the prior year period. This more than compensated for a decline in the average yield of the loan portfolio from 8.43% to 8.22%. Income from securities decreased $4.8 million due to decreases in the average balance to $161.4 million from $264.6 million in the prior year period. The decline in the average balance from the prior year was offset to some extent by an increase in the average yield to 6.75% in the current period from 6.53% in the prior year.

Interest Expense: Interest on deposits was relatively unchanged from the prior year, as average balances and yields on customer deposits were relatively constant for the nine month period ended March 31, 1998 compared to the same period in the prior year. Interest on other borrowed funds increased $5.3 million over the period ended March 31, 1997 due to additional borrowings to support loan growth. The average balance of other borrowed funds increased 73.6% to $289.6 million during the nine months ended March 31, 1998 compared to the same period in the prior year. The average cost of these borrowings was consistent at 5.80% during the current period compared to 5.79% in the prior year period.

Other Operating Income: Other operating income increased $5.5 million due to $5.7 million in gains on the sale of securities during the nine months ended March 31, 1998, with a minimal level of such sales during the prior year period. These sales were discussed at "Financial Condition" above.

Other Operating Expenses: Other operating expenses for the nine months ended March 31, 1998 declined $3.8 million from the comparable prior year period, resulting primarily from the $3.1 million one-time Savings Association Insurance Fund (SAIF) assessment paid in the prior year period, the resultant $382,000 current period reduction in the cost of deposit insurance premiums, and a $383,000 reduction in miscellaneous other operating expenses. The Association was required to pay a $3.1 million special one-time assessment in September 1996 to recapitalize the SAIF. This payment reduced the future periodic cost of federal deposit insurance premiums, resulting in a reduction in current year premium costs as compared to the prior year. Miscellaneous other operating expenses declined from the prior year levels principally due to reduced legal costs in connection with the Association's litigation involving a former borrower who is in bankruptcy (see Note 2 of "Notes to Consolidated Condensed Financial Statements") and to nonrecurring legal costs in the prior year associated with the determination of the nature, tax treatment, and other implications of the $5.00 per share special distribution paid in March 1997.


Liquidity and Capital Resources

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financial activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company invests excess funds in overnight deposits and other short-term interest-earning assets. The Company can use cash generated through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. The Company's available for sale securities and short-term interest-earning assets can also be used to provide liquidity for lending and other operational requirements. As an additional source of funds, the Company may borrow from the FHLB of Atlanta or through securities sold under repurchase agreements.

The Association is required by Office of Thrift Supervision regulations to maintain tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 3.0% of adjusted total assets and total capital equal to at least 8.0% of risk-weighted assets. The Association substantially exceeded such requirements with tangible, core and total capital equal to 15.4%, 15.4% and 29.4%, respectively, at March 31, 1998.


Year 2000 Issue

The Company began planning for the Year 2000 problem during 1997 and formed a project committee to develop the Company's plans for potential problems in this area. The Company has completed its assessment of the Company's vulnerability to Year 2000 problems, has determined its course of action with respect to its non-Year 2000 compliant systems, and has prepared initial estimates of the costs of resolution. The Company's most critical computer system is utilized by its subsidiary, Home Federal Savings and Loan Association, for loan, deposit, and accounting functions, and is maintained by a third party service bureau. The costs of compliance will be borne by the vendor under the contract. While this system is presently substantially Year 2000 compliant, Association personnel will participate in tests of the system during the latter part of 1998 to ensure full compliance. Failure to prepare this system for the Year 2000 would materially affect the Association's ability to operate and serve its customers. The Company's other information technology-controlled systems have also been identified and are in various states of readiness. Certain software and hardware systems have been identified that will need to be replaced, with implementation of the new systems completed by early 1999. Such costs will be capitalized and amortized over the useful lives of the assets, while other costs, including costs to modify current systems, will be expensed as incurred. Management's current estimate of the cost of Year 2000 compliance is approximately $700,000, nearly all of which will be capitalized in accordance with accounting standards. These estimates were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframes currently estimated. Further, in the course of its business the Association regularly exchanges data electronically with other financial institutions, customers, and regulatory agencies. There can be no guarantee that those external systems will be properly converted, or that a failure to properly convert by these other entities will not have a detrimental impact on the Company.

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Bank has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The majority of the Bank's data processing is provided by a third party service bureau. The servie bureau is actively involved in resolving Year 2000 issues and has provided the Bank with frequent updates regarding their progress. The service bureau has advised the Bank that it expects to have the majority of the Year 2000 issues resolved before the end of 1998 to allow the Bank to test their system for Year 2000 compliance. The Bank presently believes that, based on the progress of the Bank's service bureau, the Year 2000 problem will not pose significant operational problems for the Bank's computer system.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations on the Company's 1997 Annual Report to Stockholders. There has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since June 30, 1997.

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



                                                  HFNC FINANCIAL CORP.


Date: May 6, 1998                             By: \s\ H. Joe King, Jr.
                                                  --------------------
                                                  H. Joe King, Jr.
                                                  President and
                                                  Chief Executive Officer


Date: May 6, 1998                             By:  \s\ A. Burton Mackey, Jr.
                                                   -------------------------
                                                   A. Burton Mackey, Jr.
                                                   Vice President and Treasurer