Form 10-K/A
period 1997-06-30
HFNC FINANCIAL CORP
filed 1998-06-19
CIK 1001582

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-27388

                              HFNC Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         North Carolina                                        56-1937349
         --------------                                        ----------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

      139 South Tryon Street
    Charlotte, North Carolina                                    28202
    -------------------------                                    -----
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

                                     HFNC FINANCIAL CORP.


                                     By:   /s/H. Joe King, Jr.
                                           -------------------------------------
                                              H. Joe King, Jr.
                                              President, Chief Executive Officer
                                              and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                       Title                                Date
----                       -----                                ----
/s/H. Joe King, Jr.        President, Chief Executive Officer   June 19, 1998
------------------         and Chairman of the Board
H. Joe King, Jr.


/s/J. Harold Barnes, Jr.   Executive Vice President and         June 19, 1998
-----------------------    Director
J. Harold Barnes, Jr.


/s/Ray W. Bradley, Jr.
----------------------     Director                             June 19, 1998
Ray W. Bradley, Jr.


/s/Joe M. Logan
---------------            Director                             June 19, 1998
Joe M. Logan


/s/John M. McCaskill
--------------------       Director                             June 19, 1998
John M. McCaskill


/s/Lewis H. Parham, Jr.
-----------------------    Director                             June 19, 1998
Lewis H. Parham, Jr.


/s/Willie E. Royal
------------------         Director                             June 19, 1998
Willie E. Royal


/s/A. Burton Mackey, Jr.   Vice President and Treasurer         June 19, 1998
------------------------   (principal financial officer)
A. Burton Mackey, Jr.