Form 10-K/A
period 1997-06-30
HFNC FINANCIAL CORP
filed 1998-07-06
CIK 1001582

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                Amendment No. 2

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

Name                       Title                                Date
----                       -----                                ----
/s/H. Joe King, Jr.        President, Chief Executive Officer   July 6, 1998
------------------         and Chairman of the Board
H. Joe King, Jr.


/s/J. Harold Barnes, Jr.   Executive Vice President and         July 6, 1998
-----------------------    Director
J. Harold Barnes, Jr.


/s/Ray W. Bradley, Jr.
----------------------     Director                             July 6, 1998
Ray W. Bradley, Jr.


/s/Joe M. Logan
---------------            Director                             July 6, 1998
Joe M. Logan


/s/John M. McCaskill
--------------------       Director                             July 6, 1998
John M. McCaskill


/s/Lewis H. Parham, Jr.
-----------------------    Director                             July 6, 1998
Lewis H. Parham, Jr.


/s/Willie E. Royal
------------------         Director                             July 6, 1998
Willie E. Royal


/s/A. Burton Mackey, Jr.   Vice President and Treasurer         July 6, 1998
------------------------   (principal financial officer)
A. Burton Mackey, Jr.

INDEPENDENT AUDITORS' REPORT


The Board of Directors
HFNC Financial Corp.
Charlotte, North Carolina

We have audited the consolidated statements of financial position of HFNC Financial Corp. and its subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company is a defendant in certain litigation in which the ultimate outcome cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these matters has been made in the accompanying financial statements.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 1995, the Company changed its method of accounting for postretirement benefits to conform with the provisions of Statement of Financial Accounting Standards No. 106 and effective July 1, 1994, the Company changed its method of accounting for investments in debt and equity securities to conform with the provisions of Statement of Financial Accounting Standards No. 115.


/s/Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
Charlotte, North Carolina

August 12, 1997

HFNC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
JUNE 30, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     1997                 1996
CASH AND CASH EQUIVALENTS:
  Cash                                                                                        $   9,934,359           $   6,769,598
  Federal funds sold                                                                             21,436,000               2,836,000
                                                                                              -------------           -------------
          Total cash and cash equivalents                                                        31,370,359               9,605,598
                                                                                              -------------           -------------
SECURITIES - Available for sale, at fair value (amortized
  cost: $169,285,103 and $248,922,746, at June 30, 1997 and 1996,
  respectively)                                                                                 175,710,104             248,445,333
LOANS RECEIVABLE, NET (allowance for loan losses:
  $7,611,675 and $7,495,515, at June 30, 1997 and 1996,
  respectively)                                                                                 658,323,320             505,130,813
REAL ESTATE, NET                                                                                    867,876               2,539,014
OFFICE PROPERTIES AND EQUIPMENT, NET                                                             10,099,107               5,846,103
STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA -
  At cost                                                                                         6,450,000               5,062,100
NET DEFERRED INCOME TAX ASSET                                                                     3,390,125               5,805,502
OTHER ASSETS                                                                                      6,709,218               6,443,605
                                                                                              -------------           -------------
TOTAL                                                                                         $ 892,920,109           $ 788,878,068
                                                                                              =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS                                                                                      $ 443,839,542           $ 448,570,916
OTHER BORROWED FUNDS                                                                            277,000,000              85,000,000
OTHER LIABILITIES                                                                                11,020,650               8,802,696
                                                                                              -------------           -------------
          Total liabilities                                                                     731,860,192             542,373,612
                                                                                              -------------           -------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share: 25,000,000 shares
    authorized; 17,192,500 shares issued and outstanding                                            171,925                 171,925
  Additional paid-in capital                                                                     89,967,883             168,390,571
  ESOP loan and unvested restricted stock                                                       (23,137,490)             (8,700,000)
  Retained income                                                                                90,106,224              86,896,095
  Unrealized gain (loss) on securities available for sale (net of deferred taxes: $2,473,626 and $223,278 at June 30, 1997 and
    1996, respectively)                                                                           3,951,375                (254,135)
                                                                                              -------------           -------------
           Total shareholders' equity                                                           161,059,917             246,504,456
                                                                                              -------------           -------------
TOTAL                                                                                         $ 892,920,109           $ 788,878,068
                                                                                              =============           =============

See notes to consolidated financial statements.

HFNC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                1997                  1996                  1995
INTEREST INCOME:
  Interest on loans                                                         $ 49,101,206          $ 39,995,122          $ 38,918,640
  Interest on securities                                                      16,214,450            12,146,926             7,202,264
                                                                            ------------          ------------          ------------
          Total                                                               65,315,656            52,142,048            46,120,904
                                                                            ------------          ------------          ------------
INTEREST EXPENSE:
  Interest on customer deposits                                               23,564,888            27,218,333            21,464,269
  Interest on other borrowed funds                                            11,053,822               790,224             2,786,523
                                                                            ------------          ------------          ------------
          Total                                                               34,618,710            28,008,557            24,250,792
                                                                            ------------          ------------          ------------
NET INTEREST INCOME                                                           30,696,946            24,133,491            21,870,112
PROVISION FOR LOAN LOSSES (RECOVERY OF
  ALLOWANCE)                                                                     (59,286)              336,957               486,101
                                                                            ------------          ------------          ------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES (RECOVERY OF ALLOWANCE)                                         30,756,232            23,796,534            21,384,011
                                                                            ------------          ------------          ------------
OTHER OPERATING INCOME:
  Service charges and fees                                                       715,265               735,362               689,840
  Gain on sale of office properties and equipment                                   --                 657,616               192,436
  Gain on sale of securities                                                      19,379                  --                    --
  Other income                                                                   467,209               423,619               547,737
                                                                            ------------          ------------          ------------
          Total                                                                1,201,853             1,816,597             1,430,013
                                                                            ------------          ------------          ------------
OTHER OPERATING EXPENSES:
  Personnel expenses                                                          10,429,710             6,046,919             6,302,236

  Federal deposit insurance premiums                                             664,860             1,113,602             1,027,961

  Special SAIF recapitalization assessment                                     3,077,275                 --                    --

  Occupancy                                                                    1,817,445             1,937,129             1,752,760

  Net cost of real estate operations                                              70,249               341,800             1,257,792

  Advertising                                                                    841,896               797,040               869,141

  Data processing                                                                420,862               406,429               387,380

  Other expenses                                                               2,662,324             1,780,266             1,209,561
                                                                            ------------          ------------          ------------

          Total                                                               19,984,621            12,423,185            12,806,831
                                                                            ------------          ------------          ------------

HFNC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                1997                  1996                  1995
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                                        11,973,464            13,189,946            10,007,193
PROVISION FOR INCOME TAXES                                                     4,609,783             4,565,844             3,857,182
                                                                            ------------          ------------          ------------
INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                                               7,363,681             8,624,102             6,150,011
CUMULATIVE EFFECT ON PRIOR YEARS OF A
  CHANGE IN ACCOUNTING PRINCIPLE                                                    --              (1,050,000)                 --
                                                                            ------------          ------------          ------------

NET INCOME                                                                  $  7,363,681          $  7,574,102          $  6,150,011
                                                                            ============          ============          ============

NET INCOME PER SHARE OF COMMON STOCK                                        $       0.46                   N/A                   N/A
                                                                            ============

AVERAGE NUMBER OF SHARES OUTSTANDING                                          15,995,345                   N/A                   N/A
                                                                              ==========

See notes to consolidated financial statements.

HFNC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Unearned     Net Unrealized
                                                                          ESOP and     Gain (Loss) on
                                         Additional                       Unvested       Securities
                            Common         Paid-In        Retained       Restricted    Available for
                            Stock          Capital         Income          Shares         Sale (1)         Total
                            -----          -------         ------          ------         --------         -----
BALANCE, JUNE 30, 1994                                     $73,171,982                                     $73,171,982
  Net income                                                 6,150,011                                       6,150,011
  Net unrealized gain on
    securities available for
    sale upon adoption
    of SFAS No. 115                                                 --                      2,207,105        2,207,105
  Change in net unrealized
    gain on securities
    available for sale                                              --                        283,013          283,013
                                                           -----------                     ----------     ------------
BALANCE, JUNE 30, 1995                                      79,321,993                      2,490,118       81,812,111
  Net income                                                 7,574,102                             --        7,574,102
  Net proceeds of
    common stock issued       $171,925    $168,266,013              --      (9,000,000)            --      159,437,938
  Shares released from
    ESOP                            --         124,558              --         300,000             --          424,558
  Net unrealized gain on
    securities transferred
    to available for sale
    portfolio                       --              --              --              --        248,231          248,231
  Change in net unrealized
    gain on securities
    available for sale              --              --              --              --     (2,992,484)      (2,992,484)
                              --------     -----------     -----------    ------------     ----------     ------------
BALANCE, JUNE 30, 1996         171,925     168,390,571      86,896,095      (8,700,000)      (254,135)     246,504,456
                              --------     -----------     -----------    ------------     ----------     ------------
  Net income                        --              --       7,363,681              --             --        7,363,681
  Shares released from
    ESOP and restricted
    stock trusts                    --         494,810              --       3,269,211             --        3,764,021
  Dividends paid                    --     (78,917,498)     (4,153,552)             --             --      (83,071,050)
  Purchase of ESOP and
    restricted stock                --              --              --    (17,706,701)             --      (17,706,701)
  Change in net unrealized
    loss on securities
    available for sale              --              --              --             --       4,205,510        4,205,510
                              --------     -----------     -----------    ------------     ----------     ------------
BALANCE, JUNE 30, 1997        $171,925     $89,967,883     $90,106,224    $(23,137,490)    $3,951,375     $161,059,917
                              ========     ===========     ===========    ============     ==========     ============

(1) Net of deferred income taxes.

See notes to consolidated financial statements.

HFNC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  1997                 1996               1995
OPERATING ACTIVITIES:
  Net income                                                                $   7,363,681        $   7,574,102        $   6,150,011
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Cumulative effect of a change in accounting principle                            --              1,050,000                 --
    Depreciation and amortization                                                 901,982              533,049              511,339
    Amortization of net deferred loan fees                                     (1,788,109)          (2,038,329)          (1,718,914)
    Provision for losses on loans (recovery of allowance)                         (59,286)             336,957              486,101
    Provision for losses on real estate                                            92,379              139,812            1,236,027
    Deferred income tax (benefit) provision                                      (281,527)             329,276             (427,055)
    Amortization of unearned stock compensation                                 3,764,021              424,558                 --
    (Gain) loss on sales of:
      Fixed assets                                                                   --               (657,616)            (192,436)
      Real estate owned                                                          (149,136)             179,258              (29,497)
      Investments                                                                 (19,379)             (15,157)                --
    Increase in other assets                                                     (265,613)          (1,474,967)          (2,124,908)
    Increase in other liabilities                                               2,217,954              472,522            2,932,697
                                                                            -------------        -------------        -------------

          Net cash provided by operating activities                            11,776,967            6,853,465            6,823,365
                                                                            -------------        -------------        -------------

INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                             8,394,737           42,469,426            6,000,000
  Proceeds from sales of securities available for sale                         67,279,572            7,515,157                 --
  Purchases of securities available for sale                                   (6,950,000)        (193,170,501)         (14,987,327)
  Purchases of Federal Home Loan Bank stock                                    (1,387,900)                --                   --
  Principal repayment on mortgage-backed securities                            10,584,525            4,449,592                 --
  Proceeds from sales of real estate held for
    development                                                                      --                700,000              412,565
  Proceeds from sales of real estate owned                                      2,841,885            1,911,353            3,475,871
  Net loan originations                                                      (152,459,102)         (70,086,708)          (2,213,974)
  Proceeds from disposals of office properties and
    equipment                                                                        --              1,497,098              361,804
  Purchases of office properties and equipment                                 (4,806,798)             (98,415)            (157,473)
                                                                            -------------        -------------        -------------

          Net cash used in investing activities                               (76,503,081)        (204,812,998)          (7,108,534)
                                                                            -------------        -------------        -------------


HFNC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  1997                 1996               1995
FINANCING ACTIVITIES:
  (Decrease) increase in deposits                                              (4,731,374)         (41,995,531)          45,070,553
  Proceeds from other borrowed funds                                          192,000,000           85,000,000           60,000,000
  Purchases of restricted stock for benefit plan                              (17,706,701)                --                   --
  Repayments of Federal Home Loan Bank advances                                      --            (10,000,000)        (100,000,000)
  Net proceeds from the sale of stock                                                --            159,437,938                 --
  Dividends paid                                                              (83,071,050)                --                   --
                                                                            -------------        -------------        -------------

          Net cash provided by financing activities                            86,490,875          192,442,407            5,070,553
                                                                            -------------        -------------        -------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS-                                                                 21,764,761           (5,517,126)           4,785,384

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                             9,605,598           15,122,724           10,337,340
                                                                            -------------        -------------        -------------

CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                                   $  31,370,359        $   9,605,598        $  15,122,724
                                                                            =============        =============        =============

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                                                $  49,205,450        $  28,048,607        $  23,343,529
    Income taxes                                                                4,696,284            2,482,214            3,985,685

  Non-cash investing activities:
    Transfers from loans to real estate acquired in
      settlement of loans                                                       1,113,990            2,127,081            4,080,832

    Unrealized net gain (loss) on securities available
      for sale, net of deferred income taxes                                    4,205,510            2,744,253           (2,490,118)

    Investment securities transferred from held to
      maturity to available  for sale, at fair value
      (amortized cost $0, $108,288,966 and $2,745,308,
      respectively)                                                                  --            108,537,197            4,952,413

See notes to consolidated financial statements.

HFNC FINANCIAL CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Principles of Consolidation - HFNC Financial Corp. (the "Corporation") was incorporated under North Carolina law in August 1995 by Home Federal Savings and Loan Association (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Association's stock to the Corporation and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). The Conversion, completed on December 28, 1995, resulted in the issuance and sale of 17,192,500 shares of $0.01 par value common stock. The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, HFNC Investment Corp. and Home Federal Savings and Loan Association (collectively referred to herein as the "Company"). The Company's consolidated financial statements also include the accounts of the Association's wholly owned subsidiary, Home Federal Savings Service Corporation ("HFSS"). HFSS participates in real estate joint ventures for the development and sale of residential lots, and the sale of annuities and various insurance products. All significant intercompany balances and transfers have been eliminated in consolidation. The following is a description of the more significant accounting policies which the Company follows in preparing and presenting its consolidated statements.

      Accounting Principles - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to the general practices within the savings and loan industry.

      Financial Statement Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash Equivalents - Cash and cash equivalents include cash on hand and on deposit and federal funds sold with a maturity date of three months or less.

      Investment Securities - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective July 1, 1994. SFAS No. 115 requires investments to be classified in three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity securities" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held to maturity securities or trading securities and equity securities not classified as trading securities are to be classified as "available for sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As of June 30, 1997, all investments are classified as available for sale.

      In November 1995, the FASB issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Debt and Equity Securities, which included a transition provision allowing all entities to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications at fair value. Reclassifications from the held to maturity category resulting from this one-time reassessment will not call into question, or "taint," the intent of the entity to hold other debt securities to maturity in the future. In accordance with this Special Report, the Association transferred securities with a fair value and amortized cost of approximately $108 million from held to maturity to available for sale. This transfer is disclosed as a noncash transaction in the statements of cash flows.

      Realized gains and losses on investment securities are recognized at the time of sale based upon the specific identification method. Premiums and discounts are amortized to expense and accreted to income over the lives of the securities.

      Loans - Loans held for investment are recorded at cost. Mortgage loans held for sale are valued at the aggregate lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. No loans have been classified as held for sale.

      Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans are placed on nonaccrual status if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income in the current period. Interest income on nonaccrual loans is recognized only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

      Restructured loans are those for which concessions, such as the reduction of interest rates or deferral of interest or principal payments, have been granted due to a deterioration in the borrower's financial condition. Interest on restructured loans is accrued at the restructured rates. The difference between interest that would have recognized under the original terms of nonaccrual and restructured loans and interest actually recognized on such loans was not a material amount for the years ended June 30, 1997, 1996 and 1995.

      Effective July 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS No. 114 requires that the carrying value of an impaired loan be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. Under SFAS No. 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS No. 114 applies to all loans except smaller-balance homogenous mortgage and consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities, and leases. Generally, the Company applies SFAS No. 114 to nonaccrual commercial loans and restructured loans.

      SFAS No. 118 permits a creditor to use existing methods for recognizing interest revenue on impaired loans. The Company recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual and renegotiated loans.

      Allowance for Loan Losses - The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance, and all recoveries are credited to the allowance. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating losses. Because of the uncertainty inherent in the estimation process, management's estimate of the allowance for loan losses may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

      Real Estate Acquired in Settlement of Loans - Real estate acquired in settlement of loans is initially recorded at fair value at the date of acquisition, establishing a new cost basis. After acquisition, valuations are performed periodically by management and the real estate is carried at the lower of cost or fair value minus estimated costs of disposal. Revenues, expenses and additions to the valuation allowance related to real estate acquired in settlement of loans are included in net cost of real estate operations.

      Real Estate Held for Development or Resale - Real estate held for development or resale is carried at the lower of cost or estimated net realizable value. Costs related to the development or improvement of property are capitalized to the extent such costs are estimated to be recoverable, whereas those costs related to holding the property are expensed.

      Office Properties and Equipment - Office properties and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over estimated useful lives of up to fifty years for buildings, ten years for building improvements, four to ten years for furniture, fixtures and equipment and four years for automobiles. Leasehold improvements are amortized on the straight-line method over the term of the lease.

      Interest Income and Fees - Interest income on loans is accrued on a monthly basis. Servicing fees are credited to income as earned.

      Loan Origination Fees - The Company defers loan origination fees, as well as certain direct loan origination costs and amortizes such costs and fees to interest income as an adjustment to yield over the contractual lives of the related loans utilizing a method of amortization that approximates the level yield method.

      Postretirement Benefits - Effective July 1, 1995, the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as premiums were paid. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize the cumulative effect of this obligation upon adoption. The cumulative effect of adopting SFAS No. 106 as of July 1, 1995 was an increase in accrued postretirement health care costs of $1,700,000 and a decrease in net income of $1,050,000 (net of deferred income taxes of $650,000) for the year ended June 30, 1996.

      Advertising Costs - The Company expenses advertising costs as incurred.

      Income Taxes - Provisions for income taxes are based on amounts reported in the consolidated statements of income (after exclusion of nontaxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the balance sheets at the tax rates expected to be in effect when the differences reverse.

      Earnings Per Share - For the year ended June 30, 1997, earnings per share of common stock is based on the weighted average number of common shares outstanding during the year. As the Company did not complete its stock conversion from a mutual association until December 28, 1995, no earnings per share have been shown for any periods prior to the year ended June 30, 1997.

      Accounting Standards Implemented in the Year Ended June 30, 1997 - The Company implemented SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective July 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible assets and goodwill related to those assets to be held and used and for long-lived assets to be held and certain intangible assets to be disposed of. The adoption of this standard did not have a significant impact on financial condition or results of operations.

      The Company also implemented SFAS No. 122, Accounting for Mortgage Servicing Rights, prospectively effective July 1, 1996. SFAS No. 122 amends SFAS No. 65 and the principal effect for the Company is the elimination of the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. When a mortgage banking enterprise purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained, it should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. Any cost allocated to mortgage servicing rights should be recognized as a separate asset and amortized in proportion to and over the period of the estimated net servicing income. Implementation of the provisions of SFAS No. 122 did not have a material impact on the Company's financial condition or results of operations.

      In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires that liabilities and derivatives incurred or obtained by transferors as part of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. Servicing assets and liabilities must be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessment for asset impairment or increased obligation based on their fair values. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. This Statement defers the effective date of application of certain transfer and collateral provisions of SFAS No. 125 until January 1, 1998.

      On January 1, 1997, the Company implemented the provisions of SFAS No. 125 which were not deferred by SFAS No. 127. Its adoption did not have a significant impact on financial position or results of operations.

      Recently Issued Accounting Standards - The FASB has recently issued three new accounting standards that will affect the reporting and disclosure of financial information by the Company. Management has not determined the effects of adopting these statements, but their adoption will not impact financial condition or results of operations because they deal with reporting and disclosure. The following is a summary of the standards and their required implementation dates:

            SFAS No. 128, Earnings Per Share - This statement establishes standards for computing and presenting earnings per share ("EPS"). It will require the presentation of basic EPS on the face of the income statement with dual presentation of both basic and diluted EPS for entities with complex capital structures. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In the case of certain convertible securities, the numerator may also be increased by related interest or dividends. This statement will be effective for interim and annual periods ending after December 31, 1997.

            SFAS No. 130, Reporting Comprehensive Income - This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains and losses on available for sale securities) be reported in a financial statement similar to the statement of income and retained income. The accumulated balance of other comprehensive income will be disclosed separately from retained income in the shareholders' equity section of the balance sheet. This statement is effective for the Company for the fiscal year beginning July 1, 1998.

            SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information - This statement establishes standards for the way public business enterprises report information about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Information required to be disclosed includes segment profit or loss, certain specific revenue and expense items, segment assets and certain other information. This statement is effective for the Company for financial statements issued for the fiscal year beginning July 1, 1998.

      Reclassifications - Certain June 30, 1996 and 1995 amounts have been reclassified to conform to the June 30, 1997 presentation.

2.    SECURITIES

      The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities at June 30, 1997 and 1996 were as follows:

                                                                                          1997
                                                      ------------------------------------------------------------------------------
                                                                               Gross                Gross
                                                       Amortized            Unrealized            Unrealized                Fair
                                                          Cost                 Gains                 Losses                 Value
                                                      ------------          ------------          ------------          ------------
United States Government
  Agency debt securities:
  Due within one year                                 $ 11,000,000          $      4,165                45,579          $ 10,958,586
  Due after one year but
    within five years                                   66,013,428                91,680               682,172            65,422,936
  Due after five years but
     within ten years                                    7,000,000                  --                 169,373             6,830,627
  Due after ten years                                   31,971,799                  --                 923,042            31,048,757
Federal Home Loan
  Mortgage Corporation
  common and preferred
  stocks                                                   249,358             8,002,792                  --               8,252,150
                                                      ------------          ------------          ------------          ------------
       Total investment
          securities                                   116,234,585             8,098,637             1,820,166           122,513,056
                                                      ------------          ------------          ------------          ------------
Mortgage-backed securities:
  Federal National
      Mortgage Association                              12,939,158                  --                  75,957            12,863,201
  Government National
      Mortgage Association                              40,111,360               405,425               182,938            40,333,847
                                                      ------------          ------------          ------------          ------------
       Total mortgage-backed
         securities                                     53,050,518               405,425               258,895            53,197,048
                                                      ------------         ------------           ------------          ------------
Total                                                 $169,285,103          $  8,504,062          $  2,079,061          $175,710,104
                                                      ============          ============          ============          ============


                                                                                            1996
                                                         ---------------------------------------------------------------------------
                                                                                 Gross                Gross
                                                           Amortized           Unrealized           Unrealized             Fair
                                                             Cost                Gains                Losses               Value
                                                         ------------         ------------         ------------         ------------
United States Government
  Agency debt securities:
  Due within one year                                    $  2,000,000                 --           $      5,140         $  1,994,860

  Due after one year but
    within five years                                      82,935,029         $    166,528            1,692,814           81,408,743
  Due after five years but
     within ten years                                       8,000,000                 --                267,511            7,732,489
  Due after ten years                                      29,969,822                 --              1,300,699           28,669,123
Federal Home Loan
  Mortgage Corporation
  common and preferred
  stocks                                                      273,905            5,279,533                 --              5,553,438
                                                         ------------         ------------         ------------         ------------
       Total investment
          securities                                      123,178,756            5,446,061            3,266,164          125,358,653
                                                         ------------         ------------         ------------         ------------
Mortgage-backed securities:
  Federal National
      Mortgage Association                                 28,328,508                 --                494,668           27,833,840

  Government National
      Mortgage Association                                 97,415,482                 --              2,162,642           95,252,840
                                                         ------------         ------------         ------------         ------------
       Total mortgage-backed
         securities                                       125,743,990                 --              2,657,310          123,086,680
                                                         ------------         ------------         ------------         ------------

Total                                                    $248,922,746         $  5,446,061         $  5,923,474         $248,445,333
                                                         ============         ============         ============         ============

      As of June 30, 1997, there were approximately $73 million of investments with call options, all of which are callable within one year. As of June 30, 1996, there were approximately $93 million of investments with call options, of which $90 million are callable within one year.

      Gross realized gains and losses on sales of securities were $714,527 and $695,148, respectively, in fiscal 1997. Gross realized gains and losses on sales of securities were $30,782 and $15,625, respectively, in fiscal 1996. There were no sales of investment securities for the year ended June 30, 1995.

3.    LOANS RECEIVABLE

      Loans receivable at June 30, 1997 and 1996 consisted of the following:

                                                       1997            1996

Residential (1 - 4 family) real estate loans     $ 561,352,476    $ 416,710,946
Construction loans                                  68,365,540       61,015,061
Commercial loans                                    30,631,001       29,342,750
Land loans                                          19,991,562       22,843,531
Consumer loans:
  Home equity                                       14,494,824       13,696,894
  Credit card                                        6,198,263        5,644,392
  Other                                              3,255,459        3,277,814
Total                                              704,289,125      552,531,388
Deduct:
  Allowance for loan losses                         (7,611,675)      (7,495,515)
  Undisbursed portion of loans in process          (33,029,829)     (34,846,054)
  Unearned loan fees, net                           (5,324,301)      (5,059,006)
                                                 -------------    -------------

Loans receivable, net                            $ 658,323,320    $ 505,130,813
                                                 =============    =============

      The changes in the allowance for loan losses consisted of the following:

                                                         1997          1996           1995
Allowance, beginning of year                        $ 7,495,515    $ 8,088,462    $ 7,828,492
Provision for loan losses (recovery of allowance)       (59,286)       336,957        486,101
Write-offs                                             (344,230)    (1,493,125)      (395,182)
Recoveries                                              519,676        563,221        169,051
                                                    -----------    -----------    -----------
Allowance, end of year                              $ 7,611,675    $ 7,495,515    $ 8,088,462
                                                    ===========    ===========    ===========

      Residential real estate loans are presented net of loans serviced for others totaling $30.9 million, $36.6 million and $43.0 million at June 30, 1997, 1996 and 1995, respectively. Loans sold in the secondary market are generally sold without recourse. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. In connection with these loans serviced for others, the Company held borrowers' escrow balances of $339,899, $393,826 and $476,131 at June 30, 1997, 1996 and
      1995, respectively.

      Loans not currently accruing interest at June 30, 1997 and June 30, 1996 amounted to $6.3 million and $8.0 million, respectively. Interest income that would have been accrued on these loans if they were fully accruing amounted to $472,000 and $791,000 for the 1997 and 1996 fiscal years, respectively.

      In accordance with SFAS Nos. 114 and 118, the recorded investment in impaired loans was $4,385,280 and $6,275,358 at June 30, 1997 and 1996,
      respectively. The related allowance for loan losses on these loans was $1,979,647 and $2,804,497 at June 30, 1997 and 1996, respectively. All impaired loans required an allowance for loan loss and were evaluated using the fair value of the collateral. The average recorded investment in impaired loans was $4,896,308 and $6,346,184 at June 30, 1997 and 1996,
      respectively, and the cash income recognized for the years ended June 30, 1997 and 1996 was $68,000 and $121,000, respectively.

      The Company is not committed to lend additional funds to debtors whose loans have been modified.

4.    REAL ESTATE

      Real estate consisted of the following:

                                                      1997              1996
Acquired in settlement of loans                   $ 1,138,277       $ 3,682,554
Less allowance for estimated losses                  (270,401)       (1,143,540)
                                                  -----------       -----------

Real estate, net                                  $   867,876       $ 2,539,014
                                                  ===========       ===========

      The changes in the allowance for losses on real estate acquired in settlement of loans consisted of the following:

                                          1997           1996           1995
Allowance, beginning of year          $ 1,143,540    $ 1,542,253    $ 1,920,257
Provision                                  92,379        139,812      1,236,027
Write-offs                               (965,518)      (538,525)    (1,614,031)
                                      -----------    -----------    -----------

Allowance, end of year                $   270,401    $ 1,143,540    $ 1,542,253
                                      ===========    ===========    ===========

5.    OFFICE PROPERTIES AND EQUIPMENT

      Office properties and equipment consisted of the following:

                                                        1997           1996
Land                                               $  2,863,967    $  1,921,737
Office buildings and improvements                     9,741,536       6,463,490
Office equipment and leasehold improvements           2,922,692       2,336,170
Automobiles                                             100,388         100,388
                                                   ------------    ------------
Total                                                15,628,583      10,821,785
Less accumulated depreciation and amortization       (5,529,476)     (4,975,682)
                                                   ------------    ------------

Office properties and equipment, net               $ 10,099,107    $  5,846,103
                                                   ============    ============

6.    DEPOSITS

      Customer deposits at June 30, 1997 and 1996 consisted of the following:

                                                             1997            1996
Checking accounts                                        $  9,192,647   $  9,326,000
NOW accounts - 2.50% at June 30, 1997 and 1996             11,798,817     10,109,446
Flexible rate checking:
  Money market deposit accounts, 2.50% to 4.89% at
    June 30, 1997 and 2.50% to 2.90% at June 30, 1996      34,759,502     32,315,154
  Other - 2.50% to 2.55% at June 30, 1997 and 2.50% to
    2.55% at June 30, 1996
                                                            3,369,134      3,528,117
                                                         ------------   ------------
Total checking accounts                                    59,120,100     55,278,717
                                                         ------------   ------------
Passbook accounts - 2.50% at June 30, 1997 and 1996        14,447,314     15,141,246
                                                         ------------   ------------
Certificate accounts:
  2.50% - 3.95%
                                                            3,940,677      1,764,422
  4.00% - 4.95%                                            15,680,883     33,454,451
  5.00% - 6.95%                                           320,077,671    284,252,015
  7.00% - 8.95%                                            29,712,983     57,854,550
  9.00% and over                                              859,914        825,515
                                                         ------------   ------------
    Total certificate accounts                            370,272,128    378,150,953
                                                         ------------   ------------

Total deposits                                           $443,839,542   $448,570,916
                                                         ============   ============

      The weighted average coupon rate on customer deposits at June 30, 1997 and 1996 was 5.24% and 5.42%, respectively.

      Scheduled maturities of certificate accounts at June 30, 1997 were as follows:


Year Ending June 30,                                            Amount
--------------------                                            ------
1998                                                          $291,650,026
1999                                                            55,764,166
2000                                                            15,368,010
2001                                                             3,529,827
2002                                                             2,968,272
Thereafter                                                         991,827
                                                              ------------
Total certificate accounts                                    $370,272,128
                                                              ============

      The aggregate amount of certificate accounts in excess of $100,000 was $145,100,828 and $129,249,220 at June 30, 1997 and 1996, respectively.
      Deposits in excess of $100,000 are not federally insured.

      Interest expense by type of deposit for the years ended June 30, 1997, 1996 and 1995 was as follows:

                                     1997             1996             1995
                                 ------------     ------------     ------------
Checking accounts                $  1,349,244     $  1,510,906     $  2,029,954
Passbook accounts
                                      237,366          341,530          374,275
Certificate accounts               22,035,269       25,429,660       19,194,800
Less:  Penalty income                 (56,991)         (63,763)        (134,760)
                                 ------------     ------------     ------------

Total interest expense           $ 23,564,888     $ 27,218,333     $ 21,464,269
                                 ============     ============     ============

7.    OTHER BORROWED FUNDS

      At June 30, 1997, the Company had $129.0 million of outstanding advances from the Federal Home Loan Bank of Atlanta ("FHLB"). No advances were outstanding at June 30, 1996. Advances were at fixed rates. The maximum amount of outstanding advances at any month-end during 1997 and 1996 was $129.0 million and $10.0 million, respectively, and the average balance outstanding for such years was approximately $61.1 million and $1.0 million respectively. The weighted average interest rate during fiscal years 1997 and 1996 was 5.90% and 5.89%, respectively.

      The Company pledges as collateral for these borrowings their FHLB stock and has entered into blanket collateral agreements with the FHLB whereby the Company maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances, when discounted at 75% of the unpaid principal balances, of at least 100% of total advances.

      The Company also borrowed funds using securities sold under repurchase agreements during 1997 and 1996. At June 30, 1997 and 1996, $120.0 million and $85.0 million of such borrowings were outstanding, respectively. The maximum amount of outstanding agreements at any month-end during 1997 and 1996 was $120.0 million and $85.0 million, respectively, and the average outstanding balance of such agreements for the years were approximately $117.4 million and $13.4 million, respectively. Collateral for the securities sold under repurchase agreements consisted of U.S. Government Agency securities and mortgage-backed securities which were transferred to a third party for safekeeping during the terms of the agreements. At June 30, 1997, the market value of such collateralized securities totaled approximately $114.4 million (amortized cost of approximately $115.6 million).

      During the 1997 fiscal year, the Company also borrowed $28.0 million in short term funds from a commercial bank to fund a portion of a $5 per share special distribution paid to shareholders on March 18, 1997. The loan, at prime rate less .5%, was obtained on March 18, 1997 and was paid off subsequent to June 30, 1997.

8.    INCOME TAXES

      The provision for income taxes is summarized as follows:

                                                   Year Ended June 30,
                                       ----------------------------------------
                                           1997           1996          1995
Current provision:
  Federal                              $ 4,656,460    $ 3,925,383   $ 3,907,273
  State                                    234,850        311,185       376,964
                                       -----------    -----------   -----------

Total current                            4,891,310      4,236,568     4,284,237
                                       -----------    -----------   -----------
                                                   Year Ended June 30,
                                       ----------------------------------------
                                           1997           1996          1995
Deferred (benefit) provision:
  Federal                              $  (225,828)   $   253,845   $  (331,675)
  State                                    (55,699)        75,431       (95,380)
                                       -----------    -----------   -----------

Total deferred                            (281,527)       329,276      (427,055)
                                       -----------    -----------   -----------

Total provision for income taxes       $ 4,609,783    $ 4,565,844   $ 3,857,182
                                       ===========    ===========   ===========

      For the years ended June 30, 1997 and 1996, deferred tax liabilities (assets) of $2,473,626 and $(223,278), respectively, were allocated to equity for the tax effect of the unrealized gain (loss) on investment securities available for sale.

      Income taxes differed from amounts computed by applying the statutory federal rate (34%) to income before income taxes and cumulative effect of a change in accounting principle (see Note 1) as follows:

                                                              Year Ended June 30,
                                                     ---------------------------------------
                                                        1997          1996          1995
Tax at federal income tax rate                       $4,070,978    $4,484,581    $3,402,446
(Decrease) increase resulting from:
  Statutory bad debt deduction for tax purposes            --        (520,000)           --
  State income tax expense, net of federal benefit      118,240       255,166       185,845
  Other, net                                            420,565       346,097       268,891
                                                     ----------    ----------    ----------

Total                                                $4,609,783    $4,565,844    $3,857,182
                                                     ==========    ==========    ==========

Effective tax rate                                         38.5%         34.6%         38.5%
                                                     ==========    ==========    ==========

      The tax effects of significant items comprising the Company's net deferred tax asset at June 30, 1997 and 1996 are as follows:

                                                                    1997           1996
Deferred tax assets:
  Differences between book and tax basis bad debt reserves      $ 3,290,767    $ 3,606,805
  Difference between book and tax basis of deferred loan fees       966,132      1,183,796
  Deferred compensation                                           2,011,241      1,466,286
  Net operating loss carryforward                                   677,562           --
  Other                                                            (160,101)       247,187
                                                                -----------    -----------
Total deferred tax assets                                         6,785,601      6,504,074
                                                                -----------    -----------
Deferred tax liabilities:
  Differences between book and tax basis of Federal Home Loan
    Bank of Atlanta stock                                           921,850        921,850
  Unrealized gain (loss) on securities available for sale         2,473,626       (223,278)
                                                                -----------    -----------
Total deferred tax liabilities                                    3,395,476        698,572
                                                                -----------    -----------

Net deferred tax asset                                          $ 3,390,125    $ 5,805,502
                                                                ===========    ===========

      The realization of the entire amount of the deferred tax asset is considered to be more likely than not; therefore, no valuation allowance has been provided.

      The Company is permitted a bad debt deduction in determining federal taxable income that may differ from actual experience, subject to certain limitations. If the amounts that qualify as bad debt deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current statutory rate. As permitted under SFAS No. 109, no deferred tax liability is provided for approximately $16.9 million (approximately $6.4 million tax effect) of such tax basis bad debt reserves that arose prior to June 30, 1988.


9.    BENEFIT PLANS

      401(k)/Profit Sharing Plan - Effective November 30, 1995, the Company modified its non-contributory qualified defined contribution retirement plan to a contributory 401(k) profit sharing plan. The profit sharing plan permits all full time employees with at least one year of service to contribute up to 9% of their salary to the plan each year. The plan provides for matching contributions by the Company equal to 100% of employee contributions up to the first 3% of compensation. The Company may, at its discretion, make profit sharing contributions to the plan. Plan participants' accounts are 100% vested in Company contributions after 5 years of qualifying service. The Company's matching contribution charged to expense for the years ended June 30, 1997 and 1996 was approximately $76,000 and $69,000, respectively.

      The plan, prior to modification, was a non-contributory plan which covered all full time employees with at least one year of service. Annual employer contributions under the plan were based on a percentage of compensation of all regular employees (as defined) less termination credits. Retirement expenses relating to this plan were funded as accrued and amounted to $352,094 and $608,782 for the years ended June 30, 1996 and 1995, respectively.

      Stock Option and Management Recognition and Retention Plans - In December, 1996, the Company's shareholders approved the Stock Option Plan ("SOP") and Management Recognition and Retention Plan ("MRRP").

      Stock Option Plan - The SOP provides for the Company's Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,719,250 shares of Company stock. One-third of the options granted vested immediately upon grant, with the balance vesting in equal amounts on the two subsequent anniversary dates of the grant. Options granted vest immediately in the event of retirement, disability, or death. Outstanding stock options can be exercised over a ten year period.

      Under the SOP, options have been granted to directors and key employees to purchase common stock of HFNC Financial Corp. The exercise price in each case equals the fair market value of the Corporation's stock at the date of grant which has been adjusted for the impact of the $5 per share special distribution to shareholders on March 18, 1997. Options granted in the current year have exercise prices ranging from $13.67 to $14.78, and a weighted average contract life of 8.5 years.

      A summary of the status of the Company's stock option plan as of June 30, 1997 and changes during the year ending on that date is presented below:

                                                                         Weighted
                                                                          Average
                                                                         Exercise
Options                                                   Shares          Price
Outstanding at beginning of year                             --             --
Granted                                                 1,548,471         $13.92
Exercised                                                    --             --
Forfeited                                                  (1,398)         14.78
                                                        ---------
Outstanding at June 30, 1997                             1,547,073        $13.92
                                                        =========         ======

Options exercisable at June 30, 1997                      516,157         $13.92
                                                        =========         ======

      The Company applies the provisions of APB Opinion No. 25 in accounting for its stock option plan, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                       1997
                                            --------------------------
                                            As Reported     Proforma
Net income                                  $7,363,681     $6,510,387
Earnings per share                          $      .46     $      .41

      In determining the above pro forma disclosure, the fair value of options granted during the year was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility - 18.23%, expected life of grant - 3.83 years, risk-free interest rate - 6.28%, and expected dividend rate - 1.70%. The weighted average fair value of options granted during the fiscal year ended June 30, 1997 was $2.69 per share.

      Management Recognition and Retention Plan - The MRRP provides for the Company's Board of Directors to award restricted stock to officers and key employees as well as non-employee directors. The MRRP authorizes the Company to grant up to 687,700 shares of Company stock. One-fifth of the shares granted to date vested immediately on the date of grant. The remainder will vest at a rate of 25% per year over the next four anniversary dates of the grants. As is the case with the SOP, shares granted will be deemed vested in the event of retirement, disability, or death. The shares available for award under this plan were purchased on the open market at a total cost of $13.0 million. An additional 25,704 shares at a cost of $472,000 were purchased using a portion of the $5 per share special distribution attributable to ungranted shares. Approximately $3.2 million in compensation expense was recognized during the current year related to the MRRP. The following table presents the status of the MRRP as of June 30, 1997, and changes during the year:

                                                                            Weighted
                                                                            Average
                                                                             Grant
Restricted Stock Award Plan                               Shares             Price
Outstanding at beginning of year                            --                 --
Granted                                                  619,540          $   17.41
Vested                                                  (123,908)             18.07
Forfeited                                                   (600)             17.25
                                                        --------
Outstanding at June 30, 1997                             495,032          $   17.25
                                                        ========          =========

      Employee Stock  Ownership Plan - In connection  with the Conversion  (Note
      1), the Company established an Employee Stock Ownership Plan ("ESOP"). In order to fund the ESOP, 900,000 shares of the Corporation's common stock were purchased on December 28, 1995 by the ESOP with the proceeds of a $9.0 million loan from the Corporation's wholly owned subsidiary, HFNC Investment Corp. Unearned ESOP shares are shown as a reduction of shareholders' equity. As the loan is internally leveraged, the note receivable from the ESOP is not reported as an asset nor is the ESOP's debt reported as a liability. An additional 230,154 shares,costing $4.2 million, were purchased by the plan using the $5 per share special distribution attributable to unallocated shares in the plan. Expense related to the ESOP was $1.5 million and $424,000 for the years ended June 30, 1997 and 1996, respectively.

      Other Postretirement Benefits - The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company's postretirement plans currently are not funded. As discussed in Note 1, the Company adopted SFAS No. 106, resulting in an increase in accrued postretirement health care costs of $1.7 million and a decrease in net income of $1.1 million (after deeferred income tax credits of $650,000), which has been included in the Company's consolidated statement of income for the year ended June 30, 1996. The status of the plans were as follows:

      Accumulated postretirement benefit obligation at June 30, 1997 and June 30, 1996:

                                                           1997           1996
                                                       ----------    ----------

Retirees                                               $  457,067    $  460,129
Fully eligible active plan participants                   572,783       629,967
Other active plan participants                            830,975       836,692
                                                       ----------    ----------
Accumulated postretirement benefit obligation           1,860,825     1,926,788
Unrealized net gain                                       260,081         8,103
                                                       ----------    ----------
Accrued postretirement benefit liability               $2,120,906    $1,934,891
                                                       ==========    ==========

      Net periodic postretirement benefit cost for the period ended June 30, 1997 and June 30, 1996 consisted of the following components:

                                                           1997           1996
                                                       ----------    ----------


Service cost - benefits earned during the year         $  91,491     $ 115,169
Interest cost on accumulated postretirement
 benefit obligation                                      132,418       135,406
Unrecognized gain                                         (5,537)        ---
                                                       ---------     ---------
Net periodic postretirement benefit cost               $ 218,372     $ 250,575
                                                       =========     =========

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of June 30, 1997 was 9%, decreasing linearly each successive year until it reaches 6% in 2000, after which it remains constant. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 1997 by approximately $327,000 and net annual postretirement benefit cost by approximately $46,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation for both years was 8%.


10.   DEFERRED COMPENSATION AGREEMENTS AND NON-EMPLOYEE DIRECTORS'
      RETIREMENT PLAN

      The Company has entered into deferred compensation agreements with the President and CEO, Executive Vice President, Vice President and Treasurer, and certain other Vice Presidents and is providing for the present value of such benefits over the anticipated remaining periods of employment. The agreements will be funded through life insurance policy investments owned by the Company, on the lives of such employees. Deferred compensation expense was approximately $32,000, $31,000 and $115,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

      On August 25,  1994,  the  Company  adopted  the  Non-employee  Directors'
      Retirement Plan (the "Directors' Plan"). Under the Directors' Plan, a non-employee director becomes a participant upon completion of ten years of continuous service as a director. Full benefits under the Director's Plan are payable at the later of attaining age 65 or retiring from the Board of Directors. Retirement with reduced benefits is available beginning at age 62. The annual benefit for a retired director is equal to the amount of compensation to which the director was entitled to receive in the twelve months preceding retirement. This annual benefit is to be paid quarterly for a ten year period.

      The Directors' Plan also contains provisions for death benefits to a surviving spouse at 100% of the retirement benefit that would have been paid to the director upon retirement or would be payable over the remaining term if the director was already receiving retirement benefits.

      In the year ended June 30, 1995, the Company accrued approximately $750,000 related to the Directors' Plan. This accrual represented vested benefits as of the adoption date and benefits accumulated from the date of adoption through June 30, 1995. Such pension expense for the years ended June 30, 1997 and 1996 was approximately $54,000 and $25,000, respectively.

11.   COMMITMENTS AND CONTINGENCIES

      Loan Commitments - The Company, in the normal course of business, is a party to financial instruments and commitments which involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These financial instruments and commitments include unused consumer lines of credit and commitments to extend credit. Loan commitments, excluding undisbursed portions of loans in process, were approximately $15.7 million at June 30, 1997. Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of such commitments disbursed within a six-month period. Also, at June 30, 1997, the Company had commitments approximating $12.7 million representing available credit under open line loans and approximately $600,000 under outstanding letters of credit.

      Concentrations of Credit Risk - Most of the Company's business activity is with customers in the Charlotte, North Carolina area. The majority of the Company's loans are residential mortgage loans, construction loans for residential property and land loans for development of residential real estate. The Company's policy generally permits mortgage loans up to 80% of the value of the real estate that is pledged as collateral or up to 95% with private mortgage insurance.

      Interest Rate Risk - The Company's profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and other borrowed funds. Like most financial institutions, the Company's interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Company's interest-earning assets consist primarily of long-term, fixed-rate mortgage loans and investments which adjust more slowly to changes in interest rates than its interest-bearing liabilities which are primarily term deposits and advances. Accordingly, the Company's earnings would be adversely affected during periods of rising interest rates and would be positively impacted during periods of declining interest rates.

      Litigation - In June 1995, a lawsuit was initiated against the Association by a borrower's affiliated companies in which the plaintiffs alleged that the Association wrongfully set-off certain funds in an account being held and maintained by the Association. In addition, the plaintiffs alleged that as a result of the wrongful set-off, the Association wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of the Association constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorney fees. The Association denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgment, recommending the dismissal of all claims asserted against the Association. The Recommended Order is now before the United States District Court for the Western District of North Carolina and the parties are awaiting the Federal District Court's decision of whether to enter an Order Granting Summary Judgment in accordance with the Recommended Order by the United States Bankruptcy Judge.

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

      In July 1997, the above borrower and affiliated companies filed an additional action against HFNC Financial Corp., the Association, and the other financial institution referred to in the paragraph above, alleging that previous judgments in favor of the Association and the other financial institution obtained in prior litigation were obtained by the perpetration of fraud on the Bankruptcy Court, U.S. District Court, and the 4th Circuit Court of Appeals. The plaintiffs are seeking to have the judgments set aside on that basis. The Association has not yet filed a responsive pleading. The Association vehemently denies that any fraud was perpetrated upon the courts and intends to vigorously contest this matter.

      In August 1997, the borrower filed a lawsuit against attorneys for the Association, attorneys for the other financial institution, and two United States Bankruptcy Judges in which the borrower alleges that the defendants have conspired against him and his corporations by allowing the Association to obtain judgments against him and his various corporations.

      The Association and its officers continue to deny any liability in the above described cases and continue to vigorously defend against the claims. However, based on the advice of legal counsel, the Association is unable to give an opinion as to the likely outcome of the litigation or estimate the amount or range of potential loss, if any.


12.   REGULATORY CAPITAL REQUIREMENTS

      The Association is subject to various regulatory capital requirements imposed by the federal financial institution agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios. Under regulations of the OTS, the Association must have: (i) core capital equal to 3% of adjusted total assets, (ii) tangible capital equal to 1.5% of adjusted total assets and (iii) total capital equal to 8.0% of risk-weighted assets. In measuring compliance with all three capital standards,  institutions  must deduct  from their  capital  (with  several exceptions primarily for mortgage banking subsidiaries and insured depository institution subsidiaries) their investments in, and advances to, subsidiaries engaged (as principal) in activities not permissible for national banks, and certain other adjustments. Management believes, as of June 30, 1997, that the Association meets all capital adequacy requirements to which it is subject.

      The following is a reconciliation of the Association's equity reported in the consolidated financial statements under generally accepted accounting principles to OTS regulatory capital requirements (dollars in thousands):

                                                           Tangible       Core       Risk-Based
                                                           Capital       Capital      Capital
                                                           ---------    ---------    ---------
June 30, 1997
  Total equity as reported in the consolidated financial
    statements                                             $ 172,894    $ 172,894    $ 172,894
  General allowance for loan losses                             --           --          5,936
  Unrealized loss on available for sale securities            (3,951)      (3,951)      (3,951)
  Investments not includable in regulatory capital            (1,716)      (1,716)      (1,746)
                                                           ---------    ---------    ---------

Regulatory capital                                         $ 167,227    $ 167,227    $ 173,133
                                                           =========    =========    =========

June 30, 1996
  Total equity as reported in the consolidated financial
    statements                                             $ 161,163    $ 161,163    $ 161,163
  General allowance for loan losses
                                                                --           --          4,770
  Unrealized loss on available for sale securities
                                                                (787)        (787)        (787)
  Investments not includable in regulatory capital
                                                              (1,587)      (1,587)      (1,667)
                                                           ---------    ---------    ---------

Regulatory capital                                         $ 158,789    $ 158,789    $ 163,479
                                                           =========    =========    =========

      The Association's actual and required capital amounts and ratios are summarized as follows (in thousands):

                                                                                                Minimum
                                                                     Actual                   Requirement
                                                           ---------------------------  ------------------------
                                                               Amount        Ratio         Amount       Ratio
June 30, 1997
  Tangible capital (to total assets)                           $167,227      18.9%       $13,291         1.5%
  Core capital (to adjusted total assets)                      $167,227      18.9%       $26,582         3.0%
  Risk-based capital (to risk-weighted assets)                 $173,133      36.5%       $37,960         8.0%

June 30, 1996
  Tangible capital (to total assets)                           $158,789      22.3%       $10,667         1.5%
  Core capital (to adjusted total assets)                      $158,789      22.3%       $21,332         3.0%
  Risk-based capital (to risk-weighted assets)                 $163,479      42.9%       $30,462         8.0%

      As of June 30, 1997 and 1996, the most recent respective notifications from the OTS classified the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association's category. To be categorized as well capitalized, the Association must maintain minimum ratios of total capital to risk-weighted assets, core capital to risk-weighted assets and core capital to adjusted total assets.

      The Association's actual and minimum capital requirements to be well capitalized under prompt corrective action provisions are as follows (dollars in thousands):

                                                                                               Minimum
                                                                   Actual                    Requirement
                                                         ---------------------------   -------------------------
                                                              Amount        Ratio         Amount       Ratio
June 30, 1997
  Tier I Capital (to adjusted total assets)                   $167,227     18.9%        $44,303         5.0%
  Tier I Capital (to risk-weighted assets)                    $167,227     35.2%        $28,470         6.0%
  Total Capital (to risk-weighted assets)                     $173,133     36.5%        $47,450        10.0%

June 30, 1996
  Tier I Capital (to adjusted total assets)                   $158,789     22.3%        $35,555         5.0%
  Tier I Capital (to risk-weighted assets)                    $158,789     41.7%        $22,847         6.0%
  Total Capital (to risk-weighted assets)                     $163,479     42.9%        $38,078        10.0%

      On September 30, 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund. The effect of this legislation is to require a one-time assessment on all federally insured savings associations' deposits and was levied by the Federal Depository Insurance Corporation ("FDIC") at .657% of insured deposits at June 30, 1996. The amount of the Association's assessment was approximately $3.1 million. The assessment was accrued as a charge to earnings in the quarter ended September 30, 1996 and paid on November 27, 1996.

13.   FAIR VALUE DISCLOSURE

      The carrying and estimated fair value amounts of financial instruments as of June 30, 1997 and 1996, are summarized below:

                                              1997                                       1996
                             ----------------------------------------   ----------------------------------------
                                  Carrying            Estimated              Carrying            Estimated
                                   Amount            Fair Value               Amount            Fair Value
Assets:
  Cash and cash
    equivalents                   $   31,370,359      $   31,370,359        $     9,605,598     $     9,605,598
 Securities available
   for sale                          175,710,104         175,710,104            248,445,333         248,445,333
  Loans receivable                   658,323,320         653,393,693            505,130,813         491,177,000
  Stock of Federal
    Home Loan Bank
    of Atlanta                         6,450,000           6,450,000              5,062,100           5,062,100
  Other assets                         6,151,280           6,151,280              5,907,147           5,907,147
Liabilities:
  Demand deposits                 $   73,567,414      $   73,567,414         $   70,419,963      $   70,419,963
  Time deposits                      370,272,128         370,720,757            378,150,953         380,838,000
  Other borrowed funds               277,000,000         277,354,949             85,000,000          84,975,000
  Other liabilities                    4,961,756           4,961,756              4,361,974           4,361,974

      Cash and cash equivalents have maturities of three months or less, and accordingly, the stated amount of such instruments is deemed to be a reasonable estimate of fair value. The fair value of securities is based on quoted market prices obtained from independent pricing services. The fair values of loans, time deposits and other borrowings are estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve and other applicable market rates to approximate current entry-value interest rates applicable to each category of such financial instruments. Investment in stock of the Federal Home Loan Bank is required by law for every federally insured savings institution. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the stated amount is deemed to be a reasonable estimate of fair value. Other assets primarily represent accrued interest receivable; other liabilities primarily represent advances from borrowers for taxes and insurance and accrued interest payable. Since these financial instruments will typically be received or paid within three months, the stated amounts of such instruments are deemed to be a reasonable estimate of fair value.

      The Company had off-balance sheet financial commitments to originate loans and fund unused consumer lines of credit (see Note 11) of $29.0 million and $31.0 million at June 30, 1997 and 1996, respectively. Since the loan commitments are at interest rates that approximate current market rates, the estimated fair value of the commitments have no other financial statement impact.

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would significantly affect the estimates. Further, the fair value estimates were calculated as of June 30, 1997 and 1996. Changes in market interest rates and prepayment assumptions could change significantly the fair value.

      Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including real estate, deferred tax liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

14.   SPECIAL DISTRIBUTION TO SHAREHOLDERS

      On March 18, 1997, the Company paid to its shareholders a special distribution of $78.9 million, or $5 per share. The Company has determined that 95% of all shareholder distributions during the year represent a return of shareholder capital. Consequently, the return of capital portion has been reflected in the Company's financial records as a reduction of additional paid-in capital and the remainder has been reflected as a reduction of retained income.

15.   HFNC FINANCIAL CORP.

      The following condensed statements of financial condition, as of June 30, 1997 and 1996 and condensed statements of income and cash flows for the year ended June 30, 1997 and for the period from August 29, 1995 (date of incorporation) to June 30, 1996 for HFNC Financial Corp. should be read in conjunction with the consolidated financial statements and the notes thereto.

        Statement of Financial Position                 1997            1996
Assets

Cash and cash equivalents                          $     42,904     $    553,980
Equity investment in subsidiaries                   188,324,313      245,950,476
Deferred tax asset                                      990,521             --
                                                   ------------     ------------
Total                                              $189,357,738     $246,504,456
                                                   ============     ============

Liabilities and Shareholders' Equity

Note payable                                       $ 28,000,000
Other liabilities                                       297,821
Shareholders' equity                                161,059,917     $246,504,456
                                                   ------------     ------------

Total                                              $189,357,738     $246,504,456
                                                   ============     ============


                    Statement of Income                    1997          1996
Dividends from subsidiaries                           $ 75,912,925        $ 50,000
Interest income                                             14,365           3,980
                                                      ------------    ------------
Total income                                            75,927,290          53,980
                                                      ------------    ------------

Interest expense                                           651,778            --
Other expense                                              674,150            --
                                                      ------------    ------------
Total expense                                            1,325,928            --

Income before taxes and equity in
  undistributed earnings of subsidiaries                74,601,362          53,980
Income tax benefit                                         988,963            --
                                                      ------------    ------------
Income before equity in earnings of subsidiaries        75,590,325          53,980

Equity in undistributed earnings of subsidiaries
(excess of dividends from subsidiaries over
earnings from subsidiaries)                            (68,226,644)      7,520,122
                                                      ------------    ------------
Total                                                 $  7,363,681    $  7,574,102
                                                      ============    ============
                        Statement of Cash Flows                       1997            1996
Operating activities:
  Net income                                                    $  7,363,681     $   7,574,102
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Deferred income tax benefit                                       (990,521)            --
  Dividends on unallocated ESOP and MRRP shares, net              (6,394,971)            --
  Amortization of unearned stock compensation                      3,764,021             --
  Increase in other liabilities                                      297,821
  Equity in undistributed earnings of subsidiaries
   (excess of dividends from subsidiaries over earnings
   from subsidiaries)                                             68,226,644        (7,520,122)
                                                                -------------    -------------

Net cash provided by operating activities                         72,266,675            53,980

Investing activities:
  Purchase of capital stock of subsidiaries                              --       (167,937,938)
                                                                -------------    -------------

Net cash used in investing activities                                    --       (167,887,938)
                                                                -------------    -------------
Financing activities:
  Net proceeds from sale of common stock                                 --        168,437,938
  Proceeds from note payable                                       28,000,000            --
  Dividends paid                                                  (83,071,050)           --
  Purchases of restricted stock for benefit plans                 (17,706,701)           --
                                                                -------------    -------------

Net cash (used in ) provided by financing activities              (72,777,751)     168,437,938

Net increase in cash and cash equivalents                            (511,076)         553,980
Cash and cash equivalents at beginning of period                      553,980             --
                                                                -------------    -------------

Cash and cash equivalents at end of period                      $      42,904    $     553,980
                                                                =============    =============

                                     - 47 -