Form 10-K405
period 1998-06-30
HFNC FINANCIAL CORP
filed 1998-12-21
CIK 1001582

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from            to
                                         ----------    -------------

                          Commission File No.: 0-27388

                              HFNC FINANCIAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)



            NORTH CAROLINA                                 56-1937349
   ---------------------------------                 ----------------------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                 Identification Number)

   139 SOUTH TRYON STREET
   CHARLOTTE, NORTH CAROLINA                                28202
   -------------------------                        ----------------------
          (Address)                                       (Zip Code)

      Registrant's telephone number, including area code:  (704) 373-0400

   Securities registered pursuant to Section 12(b) of the Act: NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act

                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes     No  X
                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Par III of this Form 10-K or any amendment to this Form 10-K. {X }

Based upon the $10.50 closing price of the Registrant's common stock as of September 30, 1998*, the aggregate market value of the 15,077,629 shares of the Registrant's common stock deemed to be held by non-affiliates of the Registrant was: $158,315,105 million. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 30, 1998:
17,192,500

* The Registrant was merged into First Charter Corporation, a North Carolina Corporation (FCC), on September 30, 1998 pursuant to the terms and conditions of that certain Amended and Restated Agreement and Plan of Merger by and between the Registrant and FCC dated as of May 17, 1998 and amended and restated as of July 29, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

NONE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I) (1) (A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM UNDER THE REDUCED DISCLOSURE FORMAT.

PART I

ITEM 1. BUSINESS.

GENERAL

     HFNC Financial Corp. (the "Company") is a North Carolina corporation organized in August 1995 by Home Federal Savings and Loan Association ("Home Federal" or the "Association") for the purpose of becoming a unitary holding company of the Association. The Association's conversion to stock form and the concurrent offer and sale of the Company's common stock was consummated on December 28, 1995 (the "Conversion"). The only significant assets of the Company are the capital stock of the Association and the capital stock of HFNC Investment Corp., a Delaware chartered finance subsidiary ("Investment Corp."). The business and management of the Company consists of the business and management of the Association and Investment Corp. At June 30, 1998, the Company had $1.01 billion in total assets, $836.4 million in total liabilities and $170.9 million in total equity.

     Home Federal conducts business from its main office and eight branch offices and a loan origination office, all located in Mecklenburg County, North Carolina. All but one of the Association's offices are located in Charlotte. The region has become a major center for financial services, distribution and transportation. Home Federal's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum extent permitted by law.

     The Association is a community oriented savings institution which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on the origination of loans secured by one- to four-family residential dwellings, including an emphasis on loans for construction of residential dwellings. To a significantly lesser extent, the Association's activities have also included origination of commercial real estate, land and consumer loans. In addition, the Company maintains a significant portfolio of investment securities, which amounted to $134.7 million or 13.4% of total assets at June 30, 1998, approximately 30% of which have maturities of under five years. In addition to interest income on loans and investments, the Company receives other income primarily from loan fees and various service charges.

     The Company entered into a definitive agreement and plan of merger (the "Merger Agreement") with First Charter Corporation ("First Charter") dated as of May 17, 1998, as amended and restated as of July 29, 1998, for the merger of the Company with and into First Charter (the "Merger"). On September 30, 1998 the Merger was completed and was accounted for as a pooling-of-interests. In the Merger, First Charter exchanged 0.57 of a share of common stock, no par value per share, for each outstanding share of HFNC Financial Corp. common stock, $.01 par value per share. During 1999 Home Federal will be merged into First Charter National Bank, a subsidiary of First Charter Corporation, at which time Home Federal's offices will become branch locations of First Charter National Bank.

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

ITEM 2.  PROPERTIES.

     At June 30, 1998, the Company conducted its business from its executive office in Charlotte, North Carolina, eight full service offices and one mortgage loan office. The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of the Company at June 30, 1998.


                                                  Net Book Value       Amount of
  Description/Address              Leased/Owned    of Property          Deposits
  -------------------              ------------    -----------         ---------


MAIN OFFICE:
139 South Tryon Street
Charlotte, North Carolina              Owned          $1,379            $150,569

BRANCH OFFICES:
6342 Carmel Road
Charlotte, North Carolina  28226       Owned             371              20,348

4400 Randolph Road
Charlotte, North Carolina  28211       Owned             226              52,667

5601 Reddman Road
Charlotte, North Carolina  28212       Owned             529              57,140

I-77 and Route 73
Cornelius, North Carolina  28031       Owned             318              22,342

4323 Park Road
Charlotte, North Carolina  28209     Leased(1)            --              64,015

4519 Sharon Road
Charlotte, North Carolina  28211     Leased(2)           147              38,499

8601 John Maynard Keynes Drive
Charlotte, North Carolina  28262       Owned           1,466              18,687

Mortgage Loan Office:
6310 Fairview Road
Charlotte, North Carolina  28211(3)    Owned           4,374               6,234
-----------------------------------

(1)  This property is subject to a lease that expires in 1999.

(2) This property is subject to a lease that expires in 2002 and the Association has an option to renew the lease for one additional period of five years.

(3)  This property is also used as a branch office.

ITEM 3.  LEGAL PROCEEDINGS.

     In June 1995, a lawsuit was initiated against Home Federal by a borrower's affiliated companies in which the plaintiffs alleged that Home Federal wrongfully set-off certain funds in an account being held and maintained by Home Federal. In addition, the plaintiffs alleged that as a result of the wrongful set-off, Home Federal wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of Home Federal constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorneys' fees. Home Federal denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgement, recommending the dismissal of all claims asserted against Home Federal. In October 1997, the United States District Court entered an order granting summary judgment in favor of Home Federal. The plaintiff has appealed the order of summary judgment and the case is presently pending in the Fourth Circuit Court of Appeals.

     In December 1996, Home Federal filed a suit against the borrower and his company and against the borrower's wife, daughter, and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets which may be used to satisfy a portion of the judgments obtained in favor of Home Federal prior to litigation. The borrower's wife filed a counterclaim against Home Federal alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to Home Federal for application on a debt owed by one of her husband's corporations, claiming that officers of Home Federal promised to resume making loans to her husband's corporation after the payment. Home Federal and its officers vigorously deny all of her allegations. Home Federal filed a motion for summary judgment and dismissal of the counterclaim. The motion for summary judgment was heard in the Superior Court division of the Mecklenburg County General Court of Justice in April 1998; however, an order has not been entered. In June 1998, Home Federal removed this case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the defendant was the debtor in a pending bankruptcy case. Home Federal believes it has strong defenses to the defendant's counterclaim.

     In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of Home Federal and against an officer of another financial institution. The action was removed from the state court to the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action in the Superior Court of Mecklenburg County, North Carolina against the two executive officers of Home Federal and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of Home Federal. Plaintiffs claim actual damages, treble damages, and punitive damages together with interest, attorneys' fees, and other costs. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. The action pending in the bankruptcy court has been stayed. All defendants filed motions for summary judgment in the state court action which were granted, and the lawsuits were dismissed in January 1998 by the Superior Court of Mecklenburg County. The plaintiff appealed the order granting summary judgment to the North Carolina Court of Appeals. In July 1998, the defendants removed the state court case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the plaintiff was a debtor in a pending bankruptcy case. As a result of the removal, the North Carolina Court of Appeals entered an order staying further proceedings in the North Carolina Court of Appeals in August 1998. Home Federal has agreed to indemnify both of its officers with respect to costs, expense, and liability which might arise in connection with both of these cases.

     In July 1997, the above borrower and affiliated companies filed an additional action against HFNC, Home Federal, and the other financial institution referred to in the paragraph above, alleging that previous judgments in favor of Home Federal and the other financial institution obtained in prior litigation were obtained by the perpetration of fraud on the Bankruptcy Court, U.S. District Court, and the Fourth Circuit Court of Appeals. The plaintiffs are seeking to have the judgments set aside on that basis. All defendants filed motions for summary judgment and dismissal which were granted, and the lawsuit was dismissed on September 24, 1998. The borrower, individually, has appealed the Order dismissing the lawsuit to the Fourth Circuit Court of Appeals. That appeal is pending.

     Management continues to deny any liability in the above-described cases and continue to vigorously defend against the claims. However, there can be no assurance of the ultimate outcome of the litigation, or the range of potential loss, if any.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     This item is omitted pursuant to general instruction I of Form 10-K.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of HFNC Financial Corp. common stock were traded nationally under the symbol "HFNC" on the Nasdaq National Market System, until consummation of the Merger on September 30, 1998. At September 30, 1998, the Company had 17,192,500 shares of common stock outstanding and had approximately 2,425 shareholders of record. Such holdings do not reflect the number of beneficial owners of common stock. The following table sets forth the reported high and low sale prices of a share of the Company's common stock as reported by Nasdaq.


QUARTER ENDED:        Fiscal Year Ended June 30, 1998        Fiscal Year Ended June 30, 1997
                     ---------------------------------      ---------------------------------
                      HIGH          LOW       DIVIDEND       HIGH          LOW       DIVIDEND

September 30         $17.13       $14.88        $0.07       $18.38       $15.75        $0.05

December 31           16.63        13.94         0.07        18.13        17.00         0.07

March 31              15.38        13.13         0.08        22.25        16.63         5.07

June 30               13.81        11.25         0.08        19.88        15.88         0.07



ITEM 6.  SELECTED FINANCIAL DATA.

     This item is omitted pursuant to general instruction I of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The operating results of the Company depend primarily upon its net interest income, which is determined by the difference between interest income on interest-earning assets, which consist principally of loans and investment securities, and interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowed funds. The Company's net income also is affected by its provision for loan losses, as well as the level of its other operating income, including loan fees and service charges, its other operating expenses, including personnel expenses, occupancy expense, federal deposit insurance premiums, net cost of real estate operations and miscellaneous other expenses, and its income taxes.

     The following discussion provides an overview of the results of operations of the Company, and should be read in conjunction with the Company's consolidated financial statements presented elsewhere herein.

RESULTS OF OPERATIONS

     NET INCOME. The Company reported net income of $13.5 million for the fiscal year ended June 30, 1998, compared to $7.4 million for the fiscal year ended June 30, 1997, an increase of $6.1 million, or 82.9%. This increase was attributable to an increase in other operating income of $6.5 million and a decrease in other operating expenses of $4.6 million. These were partially offset by a decrease in net interest income of $883,000 and an increase in the provision for income taxes of $4.0 million. The other operating expenses for fiscal year ended June 30, 1997 included a $3.1 million one-time special assessment by the FDIC to recapitalize the SAIF. Due to this recapitalization of the SAIF, annual insurance premiums for savings and loan associations were reduced from $0.23 per $100 of deposits to approximately $0.064 per $100, a level more comparable to that of commercial banks. The reduced premiums took effect in January of 1997 and therefore benefited one-half of fiscal 1997 and all of fiscal 1998.

     NET INTEREST INCOME. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's net interest income decreased $883,000, or 2.9%, to $29.8 million for the year ended June 30, 1998, compared to $30.7 million for the prior year. This resulted from a $6.6 million, or 19.1%, increase in interest expense, offset somewhat by $5.7 million, or 8.8%, increase in interest income.

     During fiscal 1998, the Company's net interest margin decreased to 3.32% from 3.70% during the prior year, while the net interest rate spread increased slightly to 2.37% from 2.35%. The lack of significant change in the spread was due to relatively consistent overall yields and costs on interest-earning assets and interest-bearing liabilities. The net interest margin declined compared to the prior year due to the payment of the special distribution to shareholders in March 1997, which reduced interest-earning assets without a corresponding decline in interest-bearing liabilities. Due to this distribution to the Company's shareholders, the ratio of average interest-earning assets to average interest-bearing liabilities declined to 1.2 during the year ended June 30, 1998, compared to 1.3 during the prior fiscal year.

     INTEREST INCOME. During fiscal 1998, interest income increased $5.7 million, or 8.8%, compared to fiscal 1997, primarily due to continued growth in interest-earning assets to leverage the Company's capital. Average loans receivable increased $150.4 million to a current year average balance of $734.8 million. This growth more than offset a decrease in the average yield on the loan portfolio to 8.16% from 8.40% in the prior year, which was due to an overall decline in market rates. The increase in interest income from loans was offset somewhat by a decline in interest income from securities, which was caused by an $82.4 million reduction in the average balance of such securities to $163.6 million for the year ended June 30, 1998. This decline was due to two factors. One factor was the liquidation of securities (primarily mortgage-backed securities) in the third quarter of fiscal 1997 to partially fund the special distribution to shareholders paid in March 1997. These securities were therefore outstanding for nearly three quarters of fiscal 1997. In the current year, additional securities were sold as part of a balance sheet restructuring in which securities yielding less than current market rates were sold to reinvest the proceeds into higher yielding assets, primarily loans, and to partially repay borrowed funds. This restructuring resulted in an overall gain, however, because a portion of these securities were equity securities that had appreciated significantly in value and were sold at a significant gain. Because of this sale of low yielding securities, the overall yield on the securities portfolio increased during fiscal 1998 to 6.76%, compared to 6.59% during fiscal 1997.

     INTEREST EXPENSE. During fiscal 1998, interest expense increased $6.6 million, or 19.1%, compared to the prior year. This increase was primarily due to an increase in the amount of other borrowed funds, though the average rate paid for these borrowings declined somewhat. Average balances of other borrowings increased to $313.6 million in the current year from $186.7 million in the prior year in order to fund asset growth to leverage the Company's capital. Average rates paid on these borrowings decreased to 5.80% during the current year, compared to 5.92% in fiscal 1997. Interest on deposits remained relatively consistent due to a small decline in average deposit balances to $431.6 million in the current year, compared to $440.9 million in fiscal 1997. Average rates paid on deposits remained essentially unchanged from the prior year.

     PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by the Company considering industry standards, past due loans, economic conditions in its market area, and other factors related to the collectibility of the loan portfolio. The Company recorded a $31,000 recovery of allowance during the year ended June 30, 1998 and a $59,000 recovery of allowance during the year ended June 30, 1997. These recoveries of the allowance were due to improvements in the level and nature of the Company's non-performing loans, particularly related to one large borrower who has been involved in a legal dispute with the Company since 1991. Recoveries related to these improvements have offset additional loan loss provisions by the Company for new loans originated as part of the previously mentioned capital leveraging strategy. Overall, non-performing loans declined $3.5 million during the current fiscal year, to $3.5 million at June 30, 1998 from $7.0 million at the prior year end. The allowance for loan losses amounted to $7.0 million at June 30, 1998, or 202.5% of nonperforming loans.

     OTHER OPERATING INCOME. Total other operating income amounted to $7.7 million during the fiscal year ended June 30, 1998, compared to $1.2 million in the prior year, an increase of $6.5 million. This increase was due primarily to the $6.6 million gain on the sale of securities in fiscal 1998 discussed at "Results of Operations -- Interest Income".

     OTHER OPERATING EXPENSES. Total other operating expenses during the current year decreased $4.6 million, or 22.9%, as compared to the 1997 fiscal year. This decrease resulted largely from a $3.1 million one-time assessment to recapitalize the SAIF in the prior year (discussed previously at "Results of Operations --Net Income"), with no corresponding cost in the current year. Additional areas of reduction in operating expenses were a $355,000 reduction in personnel expenses, a $386,000 reduction in federal deposit insurance premiums, a $349,000 decrease in the cost of real estate operations, and a $446,000 decline in the "other expenses" category.

     The current year reduction in personnel expenses resulted from a nonrecurring level of prior year costs associated with the Company's Management Recognition and Retention Plan (MRRP) approved by shareholders in December 1996. One-fifth of the shares granted under the plan vested immediately, while the remaining shares were scheduled to vest over the next four years. Fiscal 1997 therefore included six quarters of cost associated with the plan, as the shares for the first year were charged to expense immediately, while the Company also accrued two quarters' cost for the shares to vest the following year. The 1998 fiscal year included four quarters' cost for the plan. The reduction in federal deposit insurance premiums resulted from the reduced premium rates following payment of the above noted one-time SAIF assessment. The cost of real estate operations during the year declined due to profits on the sale of foreclosed properties during the year. Such profits amounted to $512,000 in the current year, compared to $149,000 in the prior year, an increase of $363,000. The decrease in "other expenses" is primarily attributable to a $317,000 decline in legal and professional expenses. The Company experienced an unusually high level of legal and professional expenses in fiscal year ended June 30, 1997 to determine the nature, tax treatment, and other implications of the special distribution to shareholders paid in March 1997 and for legal costs associated with the ongoing lawsuit by a former borrower.

     PROVISION FOR INCOME TAXES. The Company recorded a provision for income taxes of $8.7 million in fiscal year ended June 30, 1998, compared to a provision of $4.6 million in fiscal year ended June 30, 1997. The Company's effective tax rate for fiscal 1998 was 39.1%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SELECTED QUARTERLY FINANCIAL DATA
(Dollars in thousands, except income per share data)


                                       First     Second    Third     Fourth
Fiscal year ended June 30, 1998       Quarter   Quarter   Quarter   Quarter    Total
                                      -------   -------   -------   -------    -----

Total interest income                 $16,912   $17,070   $18,161   $18,888   $71,031
Total interest expense                  9,886     9,790    10,339    11,202    41,217
Net interest income                     7,026     7,280     7,822     7,686    29,814
Provision for loan losses (recovery)      (63)       65       (48)       14       (31)
Total noninterest income                3,614     1,689     1,171     1,208     7,683
Total noninterest expense               4,011     4,318     3,852     3,223    15,404
Net income before income taxes          6,692     4,586     5,189     5,657    22,124
Income taxes                            2,618     1,794     2,030     2,213     8,655
Net income                              4,074     2,792     3,159     3,444    13,469

Per share data:
Basis income per share                   0.26      0.18      0.20      0.22      0.86
Diluted income per share                 0.26      0.17      0.20      0.21      0.82


                                       First     Second    Third     Fourth
Fiscal year ended June 30, 1997       Quarter   Quarter   Quarter   Quarter    Total
                                      -------   -------   -------   -------    -----

Total interest income                 $15,640   $16,544   $16,616   $16,514   $65,316
Total interest expense                  7,729     8,489     8,707     9,692    34,619
Net interest income                     7,911     8,055     7,909     6,822    30,697
Provision for loan losses (recovery)      374      (414)      239      (259)      (59)
Total noninterest income                  312       320       313       256     1,202
Total noninterest expense               6,586     4,424     4,944     4,032    19,984
Net income before income taxes          1,263     4,365     3,039     3,305    11,974
Income taxes                              486     1,681     1,170     1,272     4,610
Net Income                                777     2,684     1,869     2,033     7,364

Per share data:
Basis income per share                   0.05      0.16      0.12      0.13      0.46
Diluted income per share                 0.05      0.16      .011      0.12      0.45

     See "Index to Financial Statements and Schedules" (following) for other information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This item is omitted pursuant to general instruction I of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     This item is omitted pursuant to general instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This item is omitted pursuant to general instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This item is omitted pursuant to general instruction I of Form 10-K.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1) The financial statements are listed in the "Index to Financial Statements and Schedules" included in this filing.

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

                                         HFNC FINANCIAL CORP.


                                         By: /s/  H. Joe King, Jr.
                                             ---------------------
                                             H. Joe King, Jr.
                                             President, Chief Executive Officer
                                             and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Name                                Title                                        Date
----                                -----                                        ----


/s/H. Joe King, Jr.                 President, Chief Executive Officer           September 30, 1998
-------------------------            and Chairman of the Board
H. Joe King, Jr.


/s/J. Harold Barnes, Jr.            Executive Vice President and                 September 30, 1998
-------------------------            Director
J. Harold Barnes, Jr.


/s/Ray W. Bradley, Jr.              Director                                     September 30, 1998
-------------------------
Ray W. Bradley, Jr.


/s/Joe M. Logan                     Director                                     September 30, 1998
-------------------------
Joe M. Logan


/s/John M. McCaskill                Director                                     September 30, 1998
-------------------------
John M. McCaskill


/s/Lewis H. Parham, Jr.             Director                                     September 30, 1998
-------------------------
Lewis H. Parham, Jr.


/s/Willie E. Royal                  Director                                     September 30, 1998
-------------------------
Willie E. Royal


/s/ A. Burton Mackey                (principal financial officer)                September 30, 1998
-------------------------
A. Burton Mackey

ITEM 14. INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                        PAGE


INDEPENDENT AUDITORS' REPORT                                                              1

CONSOLIDATED FINANCIAL STATEMENTS:
 Consolidated Statements of Financial Position, June 30, 1998 and 1997                    2
 Consolidated Statements of Income for the Years Ended June 30, 1998, 1997 and  1996      3-4
 Consolidated Statements of Changes in Shareholders' Equity for the
 Years Ended  June 30, 1998, 1997 and 1996                                                5
 Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996   6-7
 Notes to Consolidated Financial Statements                                               8-32

INDEPENDENT AUDITORS' REPORT

The Board of Directors

HFNC Financial Corp.

Charlotte, North Carolina

We have audited the consolidated statements of financial position of HFNC Financial Corp. and its subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company is a defendant in certain litigation in which the ultimate outcome cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these matters has been made in the accompanying financial statements.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 1995, the Company changed its method of accounting for postretirement benefits to conform with the provisions of Statement of Financial Accounting Standards No. 106.

/s/   Deloitte & Touche, LLP

August 7, 1998
Charlotte, NC

HFNC FINANCIAL CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

JUNE 30, 1998 AND 1997

                                                                              1998                1997

CASH AND CASH EQUIVALENTS:
  Cash                                                                 $     7,403,344       $   9,934,359
  Federal funds sold                                                        19,119,000          21,436,000
                                                                       ---------------       -------------
      Total cash and cash equivalents                                       26,522,344          31,370,359
                                                                       ---------------       -------------
SECURITIES - Available for sale, at fair value (amortized
  cost: $132,601,853 and $169,285,103, at June 30, 1998 and 1997,
  respectively)                                                            134,668,931         175,710,104
LOANS RECEIVABLE, NET (allowance for loan losses:
  $7,033,185 and $7,611,675, at June 30, 1998 and 1997,
  respectively)                                                            806,389,714         658,323,320
REAL ESTATE, NET                                                             1,864,118             867,876
OFFICE PROPERTIES AND EQUIPMENT, NET                                         9,832,227          10,099,107
STOCK OF FEDERAL HOME LOAN BANK OF ATLANTA -
  At cost                                                                   14,900,000           6,450,000
NET DEFERRED INCOME TAX ASSET                                                4,431,333           3,390,125
OTHER ASSETS                                                                 8,667,333           6,709,218
                                                                       ---------------       -------------

TOTAL                                                                  $ 1,007,276,000       $ 892,920,109
                                                                       ===============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS                                                               $   430,500,987       $ 443,839,542
FEDERAL HOME LOAN BANK ADVANCES                                            298,000,000         129,000,000
SECURITIES SOLD UNDER AGREEMENTS TO
  REPURCHASE                                                                95,800,000         120,000,000
OTHER LIABILITIES                                                           12,080,376          39,020,650
                                                                       ---------------       -------------
      Total liabilities                                                    836,381,363         731,860,192
                                                                       ---------------       -------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)
SHAREHOLDERS' EQUITY:
  Common stock, par value $0.01 per share: 25,000,000 shares
    authorized; 17,192,500 shares issued and outstanding                       171,925             171,925
  Additional paid-in capital                                                89,990,396          89,967,883
  Unearned ESOP and unvested restricted shares                             (19,415,543)        (23,137,490)
  Retained income                                                           98,876,564          90,106,224
  Unrealized gain on securities available for sale (net of
    deferred taxes: $795,783 and $2,473,626 at June 30, 1998
    and 1997, respectively)                                                  1,271,295           3,951,375
                                                                       ---------------       -------------
      Total shareholders' equity                                           170,894,637         161,059,917
                                                                       ---------------       -------------

TOTAL                                                                  $ 1,007,276,000       $ 892,920,109
                                                                       ===============       =============

HFNC FINANCIAL CORP. and subsidiaries


CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JUNE 30, 1998, 1997 AND 1996



                                                            1998               1997               1996
INTEREST INCOME:
  Interest on loans                                    $ 59,974,826       $ 49,101,206       $ 39,995,122
  Interest on securities                                 11,056,556         16,214,450         12,146,926
                                                       ------------       ------------       ------------
       Total                                             71,031,382         65,315,656         52,142,048
                                                       ------------       ------------       ------------

INTEREST EXPENSE:
  Interest on customer deposits                          23,016,271         23,564,888         27,218,333
  Interest on other borrowed funds                       18,200,881         11,053,822            790,224
                                                       ------------       ------------       ------------
       Total                                             41,217,152         34,618,710         28,008,557
                                                       ------------       ------------       ------------

NET INTEREST INCOME                                      29,814,230         30,696,946         24,133,491

PROVISION FOR LOAN LOSSES (RECOVERY
  OF ALLOWANCE)                                             (30,795)           (59,286)           336,957
                                                       ------------       ------------       ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES (RECOVERY OF
  ALLOWANCE)                                             29,845,025         30,756,232         23,796,534
                                                       ------------       ------------       ------------

OTHER OPERATING INCOME:
  Service charges and fees                                  716,109            715,265            735,362
  Gain on sale of office properties and equipment                --                 --            657,616
  Gain on sale of securities                              6,619,556             19,379             15,157
  Other income                                              346,873            467,209            408,462
                                                       ------------       ------------       ------------
       Total                                              7,682,538          1,201,853          1,816,597
                                                       ------------       ------------       ------------

OTHER OPERATING EXPENSES:
  Personnel expenses                                     10,074,433         10,429,710          6,046,919
  Federal deposit insurance premiums                        279,190            664,860          1,113,602
  Special SAIF recapitalization assessment                       --          3,077,275                 --
  Occupancy                                               1,895,755          1,817,445          1,937,129
  Net (gain from) cost of real estate operations           (278,903)            70,249            341,800
  Advertising                                               732,379            841,896            797,040
  Data processing                                           484,067            420,862            406,429
  Other expenses                                          2,216,802          2,662,324          1,780,266
                                                       ------------       ------------       ------------
       Total                                             15,403,723         19,984,621         12,423,185
                                                       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                   22,123,840         11,973,464         13,189,946

PROVISION FOR INCOME TAXES                                8,654,846          4,609,783          4,565,844
                                                       ------------       ------------       ------------

INCOME BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE                    13,468,994          7,363,681          8,624,102

CUMULATIVE EFFECT ON PRIOR YEARS
  OF A CHANGE IN ACCOUNTING PRINCIPLE                            --                 --         (1,050,000)
                                                       ------------       ------------       ------------

NET INCOME                                             $ 13,468,994       $  7,363,681       $  7,574,102
                                                       ============       ============       ============

HFNC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                     1998                1997             1996
BASIC NET INCOME PER SHARE                        $     0.86         $     0.46            N/A
                                                  ==========         ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                     15,693,070         15,995,345            N/A
                                                  ==========         ==========
DILUTED NET INCOME PER SHARE
  AND POTENTIAL SHARE                             $     0.82         $     0.45            N/A
                                                  ==========         ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING ASSUMING DILUTION                   16,338,995         16,405,509            N/A
                                                  ==========         ==========


See notes to consolidated financial statements.

HFNC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                               UNEARNED      NET UNREALIZED
                                                                               ESOP AND      GAIN (LOSS) ON
                                            ADDITIONAL                         UNVESTER       SECURITIES
                               COMMON        PAID-IN          RETAINED        RESTRICTED      AVAILABLE FOR
                                STOCK        CAPITAL           INCOME           SHARES            SALE (1)         Total
                              --------      ---------       ------------      ----------     --------------       -----
BALANCE,
  JUNE 30, 1995               $     --    $          --     $ 79,321,993     $         --     $ 2,490,118     $  81,812,111
  Net income                        --               --        7,574,102               --              --         7,574,102
  Net proceeds of
    common stock issued        171,925      168,266,013               --       (9,000,000)             --       159,437,938
  Shares released from
    ESOP                            --          124,558               --          300,000              --           424,558
  Net unrealized gain on
    securities transferred
    to available for sale
    portfolio                       --               --               --               --         248,231           248,231
  Change in net unrealized
    gain on securities
    available for sale              --               --               --               --      (2,992,484)       (2,992,484)
                              --------    -------------     ------------     ------------     -----------     -------------

BALANCE,
  JUNE 30, 1996                171,925      168,390,571       86,896,095       (8,700,000)       (254,135)      246,504,456
  Net income                        --               --        7,363,681               --              --         7,363,681
  Shares released from
    ESOP and restricted
    stock trusts                    --          494,810               --        3,269,211              --         3,764,021
  Dividends paid                    --      (78,917,498)      (4,153,552)              --              --       (83,071,050)
  Purchase of ESOP and
    restricted stock                --               --               --      (17,706,701)             --       (17,706,701)
  Change in net unrealized
    loss on securities
    available for sale              --               --               --               --       4,205,510         4,205,510
                              --------    -------------     ------------     ------------     -----------     -------------

BALANCE,
  JUNE 30, 1997                171,925       89,967,883       90,106,224      (23,137,490)      3,951,375       161,059,917
  Net income                        --               --       13,468,994               --              --        13,468,994
  Shares released from
    ESOP and restricted
    stock trusts                    --           22,513               --        3,721,947              --         3,744,460
  Dividends paid                    --               --       (4,698,654)              --              --        (4,698,654)
  Change in net unrealized
    gain on securities
    available for sale              --               --               --               --      (2,680,080)       (2,680,080)
                              --------    -------------     ------------     ------------     -----------     -------------

BALANCE,
  JUNE 30, 1998               $171,925    $  89,990,396     $ 98,876,564     $(19,415,543)    $ 1,271,295     $ 170,894,637
                              ========    =============     ============     ============     ===========     =============

(1) Net of deferred income taxes.

See notes to consolidated financial statements.

HFNC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                        1998               1997               1996
OPERATING ACTIVITIES:
  Net income                                                        $ 13,468,994        $ 7,363,681        $ 7,574,102
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Cumulative effect of a change in accounting principle                      -                  -          1,050,000
    Depreciation and amortization                                        847,345            901,982            533,049
    Amortization of net deferred loan fees                            (2,115,665)        (1,788,109)        (2,038,329)
    Provision for losses on loans (recovery of allowance)                (30,795)           (59,286)           336,957
    Provision for losses on real estate                                    4,382             92,379            139,812
    Deferred income tax (benefit) provision                              636,635           (281,527)           329,276
    Release of ESOP shares and restricted stock                        3,744,460          3,764,021            424,558
    (Gain) loss on sales of:
      Fixed assets                                                             -                  -           (657,616)
      Real estate owned                                                 (511,540)          (149,136)           179,258
      Investments                                                     (6,619,556)           (19,379)           (15,157)
    Increase in other assets                                          (1,958,115)          (265,613)        (1,474,967)
    Increase in other liabilities                                      1,059,726          2,217,954            472,522
                                                                    ------------        -----------       ------------

          Net cash provided by operating activities                    8,525,871         11,776,967          6,853,465
                                                                    ------------        -----------       ------------

INVESTING ACTIVITIES:
  Proceeds from maturities of securities available
    for sale                                                          42,966,184          8,394,737         42,469,426
  Proceeds from sales of securities available for sale                56,879,045         67,279,572          7,515,157
  Purchases of securities available for sale                         (68,023,806)        (6,950,000)      (193,170,501)
  Purchases of Federal Home Loan Bank stock                           (8,450,000)        (1,387,900)                 -
  Principal repayment on mortgage-backed securities                   11,289,908         10,584,525          4,449,592
  Proceeds from sales of real estate held for
    development                                                                -                  -            700,000
  Proceeds from sales of real estate owned                             3,798,449          2,841,885          1,911,353
  Net loan originations                                             (150,207,467)      (152,459,102)       (70,086,708)
  Proceeds from disposals of office properties and
    equipment                                                                  -                  -          1,497,098
  Purchases of office properties and equipment                          (388,990)        (4,806,798)           (98,415)
                                                                    ------------        -----------       ------------
          Net cash used in investing activities                     (112,136,677)       (76,503,081)      (204,812,998)
                                                                    ------------        -----------       ------------

HFNC FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                        1998               1997               1996
FINANCING ACTIVITIES:
  Decrease in deposits                                             $ (13,338,555)      $ (4,731,374)     $ (41,995,531)
  Proceeds from Federal Home Loan Bank advances                      336,000,000        129,000,000                  -
  Repayments of Federal Home Loan Bank advances                     (167,000,000)                 -        (10,000,000)
  Net (decrease) increase in securities sold under
    agreements to repurchase                                         (24,200,000)        35,000,000         85,000,000
  Proceeds from bank loan                                                      -         28,000,000                  -
  Repayment of bank loan                                             (28,000,000)                 -                  -
  Purchases of restricted stock for benefit plan                               -        (17,706,701)                 -
  Net proceeds from the sale of stock                                          -                  -        159,437,938
  Dividends paid                                                      (4,698,654)       (83,071,050)                 -
                                                                    ------------       ------------       ------------

          Net cash provided by financing activities                   98,762,791         86,490,875        192,442,407
                                                                    ------------       ------------       ------------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                         (4,848,015)        21,764,761         (5,517,126)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                   31,370,359          9,605,598         15,122,724
                                                                    ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                           $ 26,522,344       $ 31,370,359       $  9,605,598
                                                                    ============       ============       ============
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                                        $ 41,328,794       $ 49,205,450       $ 28,048,607
    Income taxes                                                       9,088,648          4,696,284          2,482,214
  Non-cash investing activities:
    Transfers from loans to real estate acquired in
      settlement of loans                                              4,287,533          1,113,990          2,127,081
    Change in unrealized net gain/loss on securities
      available for sale, net of deferred income taxes                (2,680,080)         4,205,510          2,744,253
    Investment securities transferred from held to maturity
      to available for sale, at fair value (amortized
      cost of $108,288,966)                                                    -                  -        108,537,197


See notes to consolidated financial statements.

HFNC FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998 AND 1997
-------------------------------------------------------------------------------


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - HFNC Financial Corp. (the "Corporation") was incorporated under North Carolina law in August 1995 by Home Federal Savings and Loan Association of Charlotte (the "Association") in connection with the conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, the issuance of the Association's stock to the Corporation and the offer and sale of the Corporation's common stock by the Corporation (the "Conversion"). The Conversion, completed on December 28, 1995, resulted in the issuance and sale of 17,192,500 shares of $0.01 par value common stock. The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, HFNC Investment Corp. and Home Federal Savings and Loan Association of Charlotte (collectively referred to herein as the "Company"). The Company's consolidated financial statements also include the accounts of the Association's wholly owned subsidiary, Home Federal Savings Service Corporation ("HFSS"). HFSS participates in real estate joint ventures for the development and sale of residential lots, and the sale of annuities and various insurance products. All significant intercompany balances and transfers have been eliminated in consolidation. The following is a description of the more significant accounting policies which the Company follows in preparing and presenting its consolidated statements.

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

      INVESTMENT SECURITIES - The Company classifies investment securities into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity securities" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held to maturity securities or trading securities and equity securities not classified as trading securities are classified as "available for sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax. Losses deemed other than temporary are recognized in current year earnings. All investment securities are classified as available for sale, for all periods presented.

      In November 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Debt and Equity Securities, which included a transition provision allowing all entities to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications at fair value. Reclassifications from the held to maturity category resulting from this one-time reassessment do not call into question, or "taint," the intent of the entity to hold other debt securities to maturity in the future. In accordance with this Special Report, the Association transferred securities with a fair value and amortized cost of approximately $108 million from held to maturity to available for sale during the fiscal year ended June 30, 1996. This transfer is disclosed as a noncash transaction in the statements of cash flows.

      Realized gains and losses on investment securities are recognized at the time of sale based upon the specific identification method. Premiums and discounts are amortized to expense and accreted to income over the lives of the securities.

      LOANS - Loans held for investment are recorded at cost. Mortgage loans held for sale are valued at the aggregate lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. No loans have been classified as held for sale for any periods presented.

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

      Restructured loans are those for which concessions, such as the reduction of interest rates or deferral of interest or principal payments, have been granted due to a deterioration in the borrower's financial condition. Interest on restructured loans is accrued at the restructured rates. The difference between interest that would have been recognized under the original terms of nonaccrual and restructured loans and interest actually recognized on such loans was not a material amount for the years ended June 30, 1998, 1997 and 1996.

      Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. A loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. The Company recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual and restructured loans.

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

      REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS - Real estate acquired in settlement of loans is initially recorded at fair value at the date of acquisition, establishing a new cost basis. After acquisition, valuations are performed periodically by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenues, expenses and additions to the valuation allowance related to real estate acquired in settlement of loans are included in net cost of real estate operations.

      REAL ESTATE HELD FOR DEVELOPMENT OR RESALE - Real estate held for development or resale is stated at the lower of cost or estimated fair value. Costs related to the development or improvement of property are capitalized, whereas those costs related to holding the property are expensed.

      OFFICE PROPERTIES AND EQUIPMENT - Office properties and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed on the straight-line method over estimated useful lives of up to fifty years for buildings, ten years for building improvements, four to ten years for furniture, fixtures and equipment and four years for automobiles. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life.

      The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, effective July 1, 1996. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangible assets and goodwill related to those assets to be held and used and for long-lived assets to be held and certain intangible assets to be disposed of. The adoption of this statement did not have a significant impact on financial condition or results of operations.

      INTEREST INCOME AND FEES - Interest income on loans is accrued on a monthly basis as earned. Servicing fees are credited to income as earned.

      LOAN ORIGINATION FEES - The Company defers loan origination fees, as well as certain direct loan origination costs and amortizes such costs and fees as an adjustment to yield over the contractual lives of the related loans utilizing a method of amortization that approximates the level yield method.

      MORTGAGE SERVICING RIGHTS - The Company implemented SFAS No. 122, Accounting for Mortgage Servicing Rights, prospectively effective July 1, 1996. SFAS No. 122 amends SFAS No. 65 and the principal effect for the Company is the elimination of the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. When a mortgage banking enterprise purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained, it should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. Any cost allocated to mortgage servicing rights should be recognized as a separate asset and amortized in proportion to and over the period of the estimated net servicing income. Implementation of the provisions of SFAS No. 122 did not have a material impact on the Company's financial condition or results of operations.

      In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement amends SFAS Nos. 65 and 115 and supersedes SFAS Nos. 76, 77 and 122 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires that liabilities and derivatives incurred or obtained by transferors as part of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. Servicing assets and liabilities must be measured subsequently by amortization in proportion to and over the period of estimated net servicing income or loss and assessment for asset impairment or increased obligation based on their fair values. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. This Statement deferred the effective date of application of certain transfer and collateral provisions of SFAS No. 125 until January 1, 1998.

      On January 1, 1997, the Company implemented the provisions of SFAS No. 125 which were not deferred by SFAS No. 127. On January 1, 1998, the Company implemented the provisions of SFAS No. 125, deferred by SFAS No.
      127. Implementation of the provisions of SFAS No. 125 and SFAS No. 127 did not have a significant impact on the Company's financial condition or results of operations.

      POSTRETIREMENT BENEFITS - Effective July 1, 1995, the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as premiums were paid. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years. The Company elected to recognize the cumulative effect of this obligation upon adoption. The cumulative effect of adopting SFAS No. 106 as of July 1, 1995 was an increase in accrued postretirement health care costs of $1,700,000 and a decrease in net income of $1,050,000 (net of deferred income taxes of $650,000) for the year ended June 30, 1996.

      ADVERTISING COSTS - The Company expenses advertising costs as incurred.

      INCOME TAXES - Provisions for income taxes are based on amounts reported in the consolidated statements of income (after exclusion of nontaxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting bases of assets and liabilities are reflected in the balance sheets at the tax rates expected to be in effect when the differences reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not expected to be realized.

      EARNINGS PER SHARE - Effective January 1, 1998, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). It requires the presentation of basic EPS on the face of the income statement with dual presentation of both basic and diluted EPS for entities with complex capital structures. Basic EPS excludes the dilutive effect that could occur if any securities or other contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted EPS is similar to the computation of basic EPS except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In the case of certain convertible securities, the numerator may also be increased by related interest or dividends. The Company adopted this new method of computing earnings per share and restated earnings per share for all prior periods. As the Company did not complete its stock conversion from a mutual association until December 28, 1995, no earnings per share have been presented for any periods prior to the fiscal year ended June 30, 1997.

      The following is a reconciliation between basic and diluted earnings per share (in thousands except per share amounts):

                                                                           NET      AVERAGE      PER SHARE
                                                                         INCOME      SHARES        AMOUNT
      For the year ended June 30, 1998:
        Earnings per common share - basic                               $13,469      15,693      $   0.86
        Stock-based compensation awards                                      --         646         (0.04)
                                                                        -------      ------      --------

      Earnings per common share - diluted                               $13,469      16,339      $   0.82
                                                                        =======      ======      ========
      For the year ended June 30, 1997:
        Earnings per common share - basic                               $ 7,364      15,995      $   0.46
        Stock-based compensation awards                                      --         411         (0.01)
                                                                        -------      ------      --------

      Earnings per common share - diluted                               $ 7,364      16,406      $   0.45
                                                                        =======      ======      ========


      RECENTLY ISSUED ACCOUNTING STANDARDS - The FASB has recently issued four new accounting standards that will affect the reporting and disclosure of financial information by the Company. Management has not determined the effects of adopting these statements, but believes their adoption will not impact financial condition or results of operations because they either deal only with reporting and disclosure, or in the case of SFAS No. 133, relate to instruments and activities not relevant to the Company's operations. The following is a summary of the standards and their required implementation dates:

          - SFAS No. 130, Reporting Comprehensive Income - This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains and losses on available for sale securities) be reported in a financial statement similar to the statement of income and retained income. The accumulated balance of other comprehensive income will be disclosed separately from retained income in the shareholders' equity section of the balance sheet. This statement is effective for the Company for financial statements issued for the fiscal year beginning July 1, 1998.

         - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information - This statement establishes standards for the way public business enterprises report information about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Information required to be disclosed includes segment profit or loss, certain specific revenue and expense items, segment assets and certain other information. This statement is effective for the Company for financial statements issued for the fiscal year beginning July 1, 1998.

         - SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits - This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required by FASB statement No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for the Company for financial statements issued for the fiscal year beginning July 1, 1998.

         - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities - This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for interim and annual periods ending after June 30, 1999.

      RECLASSIFICATIONS - Certain June 30, 1997 and 1996 amounts have been reclassified to conform to the June 30, 1998 presentation.

2.    SECURITIES

      The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities at June 30, 1998 and 1997 were as follows:


                                                                             1998
                                      --------------------------------------------------------------------------
                                                                 GROSS             GROSS
                                           AMORTIZED           UNREALIZED        UNREALIZED            FAIR
                                             COST                GAINS             LOSSES             VALUE
United States Government
  Agency debt securities:
  Due within one year                   $   4,999,308        $    34,447        $      628        $   5,033,127
  Due after one year but
    within five years                      33,975,314            125,605            38,840           34,062,079
  Due after five years but
    within ten years                       11,997,997              6,065            66,573           11,937,489
  Due after ten years                      39,940,668              3,729           361,437           39,582,960
Federal Home Loan
  Mortgage Corporation
  common and preferred
  stocks                                       41,621          1,810,477                 -            1,852,098
Other equity securities                       102,536                  -             6,910               95,626
                                        -------------        -----------        ----------        -------------
       Total investment
          securities                       91,057,444          1,980,323           474,388           92,563,379
                                        -------------        -----------        ----------        -------------
Mortgage-backed securities:
  Federal Home Loan
    Mortgage Corporation                    9,192,228             36,883                 -            9,229,111
  Government National
    Mortgage Association                   32,352,181            524,260                 -           32,876,441
                                        -------------        -----------        ----------        -------------
       Total mortgage-backed
         securities                        41,544,409            561,143                 -           42,105,552
                                        -------------        -----------        ----------        -------------

Total                                   $ 132,601,853        $ 2,541,466        $  474,388        $ 134,668,931
                                        =============        ===========        ==========        =============

                                                                    1997
                                   ----------------------------------------------------------------------------
                                                                 GROSS              GROSS
                                            AMORTIZED          UNREALIZED         UNREALIZED           FAIR
                                              COST               GAINS             LOSSES              VALUE
   United States Government
     Agency debt securities:
     Due within one year               $   11,000,000       $      4,165      $     45,579       $   10,958,586
     Due after one year but
       within five years                   66,013,428             91,680           682,172           65,422,936
     Due after five years but
       within ten years                     7,000,000                  -           169,373            6,830,627
     Due after ten years                   31,971,799                  -           923,042           31,048,757
   Federal Home Loan
     Mortgage Corporation
     common and preferred
     stocks                                   249,358          8,002,792                 -            8,252,150
                                       --------------       ------------      ------------       --------------
          Total investment
             securities                   116,234,585          8,098,637         1,820,166          122,513,056
                                       --------------       ------------      ------------       --------------
   Mortgage-backed securities:
     Federal Home Loan
       Mortgage Corporation                12,939,158                  -            75,957           12,863,201
     Government National
       Mortgage Association                40,111,360            405,425           182,938           40,333,847
                                       --------------       ------------      ------------       --------------
          Total mortgage-backed
            securities                     53,050,518            405,425           258,895           53,197,048
                                       --------------       ------------      ------------       --------------

   Total                               $  169,285,103       $  8,504,062      $  2,079,061       $  175,710,104
                                       ==============       ============      ============       ==============


      As of June 30, 1998, there were approximately $94 million of investments with call options, $88 million of which are callable within one year. As of June 30, 1997, there were approximately $73 million of investments with call options, all of which are callable within one year.

      Gross realized gains on sales of securities for the years ended June 30, 1998, 1997 and 1996 were $7,095,959, $714,527 and $30,782, respectively.
      Gross realized losses on sales of securities for the years ended June 30, 1998, 1997 and 1996 were $476,403, $695,148 and $15,625, respectively.

3.    LOANS RECEIVABLE

      Loans receivable at June 30, 1998 and 1997 consisted of the following:


                                                                                   1998                1997

      Residential (1 - 4 family) real estate loans                                $715,609,528        $561,352,476
      Construction loans                                                            62,913,684          68,365,540
      Commercial loans                                                              30,262,548          30,631,001
      Land loans                                                                    18,616,487          19,991,562
      Consumer loans:

        Home equity                                                                 16,200,962          14,494,824
        Credit card                                                                  6,237,322           6,198,263
        Other                                                                        3,725,206           3,255,459
                                                                                  ------------         -----------
      Total                                                                        853,565,737         704,289,125
      Deduct:
        Allowance for loan losses                                                   (7,033,185)         (7,611,675)
        Undisbursed portion of loans in process                                    (34,694,087)        (33,029,829)
        Unearned loan fees, net                                                     (5,448,751)         (5,324,301)
                                                                                  ------------        ------------

      Loans receivable, net                                                       $806,389,714        $658,323,320
                                                                                  ============        ============


     The changes in the allowance for loan losses consisted of the following:

                                                                    1998               1997              1996
     Allowance, beginning of year                                 $ 7,611,675        $7,495,515       $ 8,088,462
     Provision for loan losses (recovery of allowance)                (30,795)          (59,286)          336,957
     Write-offs                                                      (597,998)         (344,230)       (1,493,125)
     Recoveries                                                        50,303           519,676           563,221
                                                                  -----------        ----------       -----------

     Allowance, end of year                                       $ 7,033,185        $7,611,675       $ 7,495,515
                                                                  ===========        ==========       ===========


      Residential real estate loans are presented net of loans serviced for others totaling $22.7 million, $30.9 million and $36.6 million at June 30, 1998, 1997 and 1996, respectively. Loans sold in the secondary market are generally sold without recourse. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. In connection with these loans serviced for others, the Company held borrowers' escrow balances of $239,499, $339,899 and $393,826 at June 30, 1998, 1997 and 1996, respectively.

      Loans not currently accruing interest at June 30, 1998 and June 30, 1997 amounted to $2.9 million and $6.3 million, respectively. Interest income that would have been accrued on these loans if they were fully accruing amounted to $232,000 and $472,000 for the 1998 and 1997 fiscal years, respectively.

      The recorded investment in impaired loans was $1,810,145 and $4,385,280 at June 30, 1998 and 1997, respectively. The related allowance for loan losses on these loans was $510,133 and

      $1,979,647 at June 30, 1998 and 1997, respectively. All impaired loans required an allowance for loan loss and were evaluated using the fair value of the collateral. The average recorded investment in impaired loans was $1,817,515, $4,896,308 and $6,346,184 and the cash income recognized was $71,000, $68,000 and $121,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

      The Company is not committed to lend additional funds to debtors whose loans have been modified.

4.    REAL ESTATE

      Real estate consisted of the following:

                                                                                       1998              1997
Acquired in settlement of loans                                                   $ 2,050,607        $1,138,277
Less allowance for estimated losses                                                  (186,489)         (270,401)
                                                                                  -----------        ----------

Real estate, net                                                                  $ 1,864,118        $  867,876
                                                                                  ===========        ==========

      The changes in the allowance for losses on real estate acquired in settlement of loans consisted of the following:

                                                                    1998              1997              1996
Allowance, beginning of year                                     $  270,401        $1,143,540       $ 1,542,253
Provision                                                             4,382            92,379           139,812
Write-offs                                                          (88,294)         (965,518)         (538,525)
                                                                 ----------        ----------       -----------

Allowance, end of year                                           $  186,489        $  270,401       $ 1,143,540
                                                                 ==========        ==========       ===========



5.    OFFICE PROPERTIES AND EQUIPMENT

      Office properties and equipment consisted of the following:


                                                                                    1998               1997
Land                                                                             $ 2,863,969        $ 2,863,967
Office buildings and improvements                                                 10,021,121          9,741,536
Office equipment and leasehold improvements                                        2,974,549          2,922,692
Automobiles                                                                          112,295            100,388
                                                                                 -----------        -----------
Total                                                                             15,971,934         15,628,583
Less accumulated depreciation and amortization                                    (6,139,707)        (5,529,476)
                                                                                 -----------        -----------

Office properties and equipment, net                                             $ 9,832,227        $10,099,107
                                                                                 ===========        ===========


6.    DEPOSITS

      Customer deposits at June 30, 1998 and 1997 consisted of the following:


                                                                                  1998                 1997
      Non interest bearing checking accounts                                $   15,132,459       $   9,192,647
      NOW accounts - 2.50% at June 30, 1998 and 1997                            10,457,300          11,798,817
      Flexible rate checking:
        Money market deposit accounts, 2.50% to 4.89% at
          June 30, 1998 and 1997                                                49,553,642          34,759,502
        Other - 2.50% to 2.55% at June 30, 1998 and 1997                         3,527,101           3,369,134
                                                                            --------------       -------------
      Total checking accounts                                                   78,670,502          59,120,100
                                                                            --------------       -------------
      Passbook accounts - 2.50% at June 30, 1998 and 1997                       13,816,775          14,447,314
                                                                            --------------       -------------
      Certificate accounts:
        2.50% - 3.99%                                                            1,690,706           3,940,677
        4.00% - 4.99%                                                           60,745,866          15,680,883
        5.00% - 6.99%                                                          250,335,324         320,077,671
        7.00% - 8.99%                                                           24,340,850          29,712,983
        9.00% and over                                                             900,964             859,914
                                                                            --------------       -------------
          Total certificate accounts                                           338,013,710         370,272,128
                                                                            --------------       -------------

      Total deposits                                                        $  430,500,987       $ 443,839,542
                                                                            ==============       =============


      The weighted average coupon rate on customer deposits at June 30, 1998 and 1997 was 5.16% and 5.24%, respectively.

      Scheduled maturities of certificate accounts at June 30, 1998 were as follows:

      YEAR ENDING JUNE 30,                                                                          Amount
      1999                                                                                       $  263,148,606
      2000                                                                                           53,275,113
      2001                                                                                           15,375,870
      2002                                                                                            3,209,215
      2003                                                                                            2,387,262
      Thereafter                                                                                        617,644
                                                                                                 --------------

      Total certificate accounts                                                                 $  338,013,710
                                                                                                 ==============


      The aggregate amount of certificate accounts in excess of $100,000 was $87,668,887 and $145,100,828 at June 30, 1998 and 1997, respectively.
      Deposits in excess of $100,000 are not federally insured.

      Interest expense by type of deposit for the years ended June 30, 1998, 1997 and 1996 was as follows:


                                                                 1998                1997               1996
      Checking accounts                                    $   2,247,084        $  1,349,244       $  1,510,906
      Passbook accounts                                          261,417             237,366            341,530
      Certificate accounts                                    20,560,583          22,035,269         25,429,660
      Less:  Penalties                                           (52,813)            (56,991)           (63,763)
                                                           -------------        ------------       ------------

      Total interest expense                               $  23,016,271        $ 23,564,888       $ 27,218,333
                                                           =============        ============       ============


7.    OTHER BORROWED FUNDS

      At June 30, 1998 and 1997, the Company had $298.0 million and $129.0 million, respectively, of outstanding advances from the Federal Home Loan Bank of Atlanta ("FHLB"). Advances were at fixed rates. The maximum amount of outstanding advances at any month-end during 1998 and 1997 was $298.0 million and $129.0 million, respectively, and the average balance outstanding for such years was approximately $215.3 million and $61.1 million, respectively. The weighted average interest rate during fiscal years 1998 and 1997 was 5.59% and 5.90%, respectively.

      The Company pledges as collateral for these borrowings their FHLB stock and has entered into blanket collateral agreements with the FHLB whereby the Company maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances, when discounted at 75% of the unpaid principal balances, of at least 100% of total advances.

      The Company also borrowed funds using securities sold under repurchase agreements during 1998 and 1997. At June 30, 1998 and 1997, $95.8 million and $120.0 million of such borrowings were outstanding, respectively. The maximum amount of outstanding agreements at any month-end during 1998 and 1997 was $120.0 million and the average outstanding balance of such agreements for the years were approximately $96.0 million and $117.3 million, respectively. Collateral for the securities sold under repurchase agreements consisted of U.S. Government Agency securities and mortgage-backed securities which were transferred to a third party for safekeeping during the terms of the agreements. At June 30, 1998, the market value of such collateralized securities totaled approximately $101.6 million (amortized cost of approximately $101.2 million).

      During the 1997 fiscal year, the Company also borrowed $28.0 million in short term funds from a commercial bank to fund a portion of a $5 per share special distribution paid to shareholders on March 18, 1997. The loan, at prime rate less .5%, was obtained on March 18, 1997 and was paid off during the current fiscal year.

8.    INCOME TAXES

      The provision for income taxes is summarized as follows:



                                                                           YEAR ENDED JUNE 30,
                                                           --------------------------------------------------
                                                                 1998              1997             1996
      Current provision:
        Federal                                                $ 6,558,672      $ 4,656,460      $  3,925,383
        State                                                    1,459,539          234,850           311,185
                                                           ---------------      -----------      ------------

      Total current                                              8,018,211        4,891,310         4,236,568
                                                           ---------------      -----------      ------------
      Deferred (benefit) provision:
        Federal                                                    457,990         (225,828)          253,845
        State                                                      178,645          (55,699)           75,431
                                                           ---------------      -----------      ------------

      Total deferred                                               636,635         (281,527)          329,276
                                                           ---------------      -----------      ------------

      Total income tax expense                             $     8,654,846      $ 4,609,783      $  4,565,844
                                                           ===============      ===========      ============


      For the years ended June 30, 1998 and 1997, deferred tax liabilities of $795,783 and $2,473,626, respectively, were included in total shareholders' equity for the tax effect of the unrealized gain on investment securities available for sale.

      Income taxes differed from amounts computed by applying the statutory federal rate (35% for 1998 and 34% for 1997 and 1996) to income before income taxes and cumulative effect of a change in accounting principle (see Note 1) as follows:


                                                                               Year Ended June 30,
                                                                ------------------------------------------------
                                                                    1998             1997              1996
      Tax at federal income tax rate                            $ 7,743,344       $ 4,070,978        $ 4,484,581
      (Decrease) increase resulting from:
        Statutory bad debt deduction for tax purposes                     -                 -           (520,000)
        State income tax expense, net of federal benefit          1,064,820           118,240            255,166
        Effect of change in tax rate used in computing
         deferred taxes                                            (123,116)                -                  -
        Valuation allowance                                         182,209                 -                  -
        Other, net                                                 (212,411)          420,565            346,097
                                                                -----------       -----------        -----------

      Total                                                     $ 8,654,846       $ 4,609,783        $ 4,565,844
                                                                ===========       ===========        ===========

      Effective tax rate                                               39.1%             38.5%              34.6%
                                                                ===========       ===========        ===========


      The tax effects of significant items comprising the Company's net deferred tax asset at June 30, 1998 and 1997 are as follows:

                                                                              1998               1997
        Deferred tax assets:
          Differences between book and tax basis bad debt reserves         $ 2,843,719       $ 3,290,767
          Difference between book and tax basis of deferred loan fees          682,608           966,132
          Deferred compensation                                                691,802         2,011,241
          Net operating loss carryforward                                      182,209           677,562
          Capital loss carryforward                                            277,060                 -
          Management recognition and retention plan compensation
            accrual                                                          1,034,294           295,575
          Other                                                                636,043          (455,676)
          Valuation allowance                                                 (182,209)                -
                                                                           -----------       -----------
          Total deferred tax assets, net                                     6,165,526         6,785,601
                                                                           -----------       -----------
          Deferred tax liabilities:
            Differences between book and tax basis of Federal Home Loan
              Bank of Atlanta stock                                            938,410           921,850
          Unrealized gain on securities available for sale                     795,783         2,473,626
                                                                           -----------       -----------
          Total deferred tax liabilities                                     1,734,193         3,395,476
                                                                           -----------       -----------

          Net deferred tax asset                                           $ 4,431,333       $ 3,390,125
                                                                           ===========       ===========


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

      HFNC Financial Corporation has a state net operating loss carryforward of $2,429,450 ($182,209 tax effect) at June 30, 1998, which begins to expire in 2001. The Company recorded a valuation allowance of $182,209 to reduce the carrying value of this asset to zero. Realization of this deferred asset is dependent upon the recognition of sufficient taxable income in the future.

9.    BENEFIT PLANS

      401(K)/PROFIT SHARING PLAN - Effective November 30, 1995, the Company modified its non-contributory qualified defined contribution retirement plan to a contributory 401(k) profit sharing plan. The profit sharing plan permits all full time employees with at least one year of service to contribute up to 9% of their salary to the plan each year. The plan provides for matching contributions by the Company equal to 100% of employee contributions up to the first 3% of compensation. The Company may, at its discretion, make profit sharing contributions to the plan. Plan participants' accounts are 100% vested in Company contributions after 5 years of qualifying service. The Company's matching contribution charged to expense was approximately $87,000, $76,000 and $69,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

      The plan, prior to modification, was a non-contributory plan which covered all full time employees with at least one year of service. Annual employer contributions under the plan were based on a percentage of compensation of all regular employees (as defined) less termination credits. Retirement expenses relating to this plan were funded as accrued and amounted to $352,094 for the year ended June 30, 1996. No expenses were accrued during the years ended June 30, 1998 and 1997 due to the modification of the plan during fiscal year ended 1996.

      STOCK OPTION AND MANAGEMENT RECOGNITION AND RETENTION PLANS - In December 1996, the Company's shareholders approved the Stock Option Plan ("SOP") and Management Recognition and Retention Plan ("MRRP").

      Stock Option Plan - The SOP provides for the Company's Board of Directors to award incentive stock options, non-qualified or compensatory stock options and stock appreciation rights representing up to 1,719,250 shares of Corporation stock. One-third of the options granted vested immediately upon grant, with the balance vesting in equal amounts on the two subsequent anniversary dates of the grant. Two-thirds of the options granted to date have vested as of June 30, 1998. Options granted vest immediately in the event of retirement, disability, or death. Outstanding stock options can be exercised over a ten-year period.

      Under the SOP, options have been granted to directors and key employees to purchase common stock of HFNC Financial Corp. The exercise price in each case equals the fair market value of the Corporation's stock at the date of grant which has been adjusted for the impact of the $5 per share special distribution to shareholders on March 18, 1997. Options granted in the fiscal year ended June 30, 1997 have exercise prices ranging from $13.67 to $14.78, and a current weighted average contract life of 7.5 years. No options were granted during the fiscal year ended June 30, 1998.

      The following table presents the status of the Company's stock option plan as of June 30, 1998 and June 30, 1997, respectively, and changes during the years then ended:


                                                                                              WEIGHTED
                                                                                              AVERAGE
                                                                                              EXERCISE
       STOCK OPTION PLAN                                                    SHARES             PRICE
       Outstanding at June 30, 1996                                                 -       $         -
         Granted                                                            1,548,471             13.92
         Exercised                                                                  -                 -
         Forfeited                                                             (1,398)            14.78
                                                                          -----------

       Outstanding at June 30, 1997                                         1,547,073       $     13.92
         Granted                                                                    -                 -
         Exercised                                                                  -                 -
         Forfeited                                                             (2,063)            14.78
                                                                          -----------

       Outstanding at June 30, 1998                                         1,545,010       $     13.92
                                                                          ===========

       Options exercisable at year end                                      1,030,983       $     13.92
                                                                          ===========

      The Company applies the provisions of APB Opinion No. 25 in accounting for its stock option plan, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation cost for this plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methods of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                                            1998               1997
      Net income:
        As reported                                                      $13,468,994       $ 7,363,681
        Pro forma                                                        $12,628,609       $ 6,510,387
      Basic income per share:
        As reported                                                      $       .86       $       .46
        Pro forma                                                        $       .80       $       .41
      Diluted income per share:
        As reported                                                      $       .82       $       .45
        Pro forma                                                        $       .77       $       .40


      In determining the above pro forma disclosure, the fair value of options granted during the fiscal year ended June 30, 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility - 18.23%, expected life of grant - 3.83 years, risk-free interest rate - 6.28%, expected dividend rate - 1.70%. The weighted average fair value of options granted during the fiscal year ended June 30, 1997 was $2.69 per share.

      Management Recognition and Retention Plan - The MRRP provides for the Company's Board of Directors to award restricted stock to officers and key employees as well as non-employee directors. The MRRP authorizes the Company to grant up to 687,700 shares of Corporation stock. One-fifth of the shares granted vested immediately upon grant, with the remainder vesting at a rate of 25% per year over the next four anniversary dates of the grants. Two-fifths of the shares granted to date have vested as of June 30, 1998. As in the case with the SOP, shares granted will be vested in the event of retirement, disability, or death. Approximately $3.2 million in compensation expense was recognized for each of the years ended June 30, 1998 and June 30, 1997 related to the MRRP. The following table presents the status of the MRRP as of June 30, 1998 and June 30, 1997 and changes during the years then ended:

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                                                       GRANT
MANAGEMENT RECOGNITION AND RETENTION PLAN                            SHARES            PRICE
Outstanding at June 30, 1996                                                 -       $         -
  Granted                                                              619,540             17.41
  Vested                                                              (123,908)            18.07
  Forfeited                                                               (600)            17.25
                                                                   -----------

Outstanding at June 30, 1997                                           495,032       $     17.25
  Granted                                                                    -                 -
  Vested                                                              (123,608)            17.25
  Forfeited                                                             (1,200)            17.25
                                                                   -----------

Outstanding at June 30, 1998                                           370,224       $     17.25
                                                                   ===========       ===========


      EMPLOYEE STOCK OWNERSHIP PLAN - In connection with the Conversion (Note
      1), the Company established an Employee Stock Ownership Plan ("ESOP"). In order to fund the ESOP, 900,000 shares of the Corporation's common stock were purchased on December 28, 1995 by the ESOP with the proceeds of a $9.0 million loan from the Corporation's wholly owned subsidiary, HFNC Investment Corp. A corresponding amount related to unearned ESOP shares of $10,694,904 and $11,956,555 at June 30, 1998 and 1997, respectively, is shown as a reduction of shareholders' equity. As the loan is internally leveraged, the note receivable from the ESOP is not reported as an asset nor is the ESOP's debt reported as a liability. Expense related to the ESOP was approximately $1.5 million for each of the years ended June 30, 1998 and 1997.

      OTHER POSTRETIREMENT BENEFITS - The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The Company's postretirement plans currently are funded on a pay-as-you-go (cash) basis. As discussed in Note 1, the Company adopted SFAS No. 106, resulting in an increase in accrued postretirement health care costs of $1.7 million and a decrease in net income of $1.1 million (after income taxes of $650,000), which has been included in the Company's consolidated statement of income for the year ended June 30, 1996. The status of the plans were as follows:

     Accumulated postretirement benefit obligation at June 30, 1998 and June 30, 1997:

                                                                           1998              1997
     Retirees                                                           $   526,145       $   457,067
     Fully eligible active plan participants                                644,031           572,783
     Other active plan participants                                         808,488           830,975
                                                                        -----------       -----------
     Accumulated postretirement benefit obligation                        1,978,664         1,860,825
     Unrealized net gain                                                    320,242           260,081
                                                                        -----------       -----------

     Accrued postretirement benefit liability                           $ 2,298,906       $ 2,120,906
                                                                        ===========       ===========

      Net periodic postretirement benefit cost for the years ended June 30, 1998 and June 30, 1997 consisted of the following components:


                                                                            1998              1997
      Service cost - benefits earned during the year                     $    77,708       $    91,491
      Interest cost on accumulated postretirement benefit obligation         142,424           132,418
      Unrecognized gain                                                       (8,674)           (5,537)
                                                                         -----------       -----------

      Net periodic postretirement benefit cost                           $   211,458       $   218,371
                                                                         ===========       ===========


      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of June 30, 1998 was 8%, decreasing linearly each successive year until it reaches 6% in 2000, after which it remains constant. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 1998 by approximately $344,000 and net annual postretirement benefit cost by approximately $45,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8%.

10.   DEFERRED COMPENSATION AGREEMENTS AND NON-EMPLOYEE DIRECTORS' RETIREMENT
      PLAN

      The Company has entered into deferred compensation agreements with the President/CEO, Executive Vice President, Vice President/Treasurer, and certain other Vice Presidents and is providing for the present value of such benefits over the anticipated remaining period of employment. The agreements will be funded by life insurance policies, owned by the Company, on such employees. Deferred compensation expense was approximately $17,000, $32,000 and $31,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

      The Company has a Non-employee Directors' Retirement Plan (the "Directors' Plan"). Under the Directors' Plan, a non-employee director becomes a participant upon completion of ten years of continuous service as a director. Full benefits under the Director's Plan are payable at the later of attaining age 65 or retiring from the Board of Directors. (Retirement with reduced benefits is available beginning at age 62.) The annual benefit for a retired director is equal to the amount of compensation to which the director was entitled to receive in the twelve months preceding retirement. This annual benefit is to be paid quarterly for a ten-year period. Related pension expense for the years ended June 30, 1998, 1997 and 1996 was approximately $44,000, $54,000 and $25,000, respectively.

      The Directors' Plan also contains provisions for death benefits to a surviving spouse at 100% of the retirement benefit that would have been paid to the director upon retirement or would be payable over the remaining term if the director was already receiving retirement benefits.

11.   COMMITMENTS AND CONTINGENCIES

      LOAN COMMITMENTS - The Company, in the normal course of business, is a party to commitments which involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These commitments include unused consumer lines of credit and commitments to extend credit. Loan commitments, excluding undisbursed portions of loans in process, were approximately $22.1 million and 15.7 million at June 30, 1998 and 1997, respectively.

      Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of such commitments disbursed within a six-month period. The Company had commitments approximating $19.5 million and 12.7 million representing available credit under open line loans and approximately $1.3 million and $600,000 under outstanding letters of credit at June 30, 1998 and 1997, respectively.

      CONCENTRATIONS OF CREDIT RISK - Most of the Company's business activity is with customers in the Charlotte, North Carolina area. The majority of the Company's loans are residential mortgage loans, construction loans for residential property and land loans for development of residential real estate. The Company's policy generally allows mortgage loans up to 80% of the value of the real estate that is pledged as collateral or up to 95% with private mortgage insurance.

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

      LITIGATION - In June 1995, a lawsuit was initiated against the Association by a borrower's affiliated companies in which the plaintiffs alleged that the Association wrongfully set-off certain funds in an account being held and maintained by the Association. In addition, the plaintiffs alleged that as a result of the wrongful set-off, the Association wrongfully dishonored a check in the amount of $270,000. Plaintiffs further alleged that the actions on behalf of the Association constituted unfair and deceptive trade practices, thereby entitling plaintiffs to recover treble damages and attorney fees. The Association denied any wrongdoing and filed a motion for summary judgment. Upon consideration of the motion, the United States Bankruptcy Judge entered a Recommended Order Granting Summary Judgment, recommending the dismissal of all claims asserted against the Association. In October 1997, the United States District Court entered an order granting summary judgment in favor of the Association. The plaintiff has appealed the order of summary judgment and the case is presently pending in the Fourth Circuit Court of Appeals.

      In December 1996, the Association filed a suit against the borrower and his company and against the borrower's wife, daughter and a company owned by his wife and daughter, alleging transfers of assets to the wife, daughter, and their company in fraud of creditors, and asking that the fraudulent transfers be set aside. The objective of the lawsuit is to recover assets which may be used to satisfy a portion of the judgments obtained in favor of the Association in prior litigation. The borrower's wife filed a counterclaim against the Association alleging that she borrowed $750,000 from another financial institution, secured by a deed of trust on her principal residence, the proceeds of which were paid to the Association for application on a debt owed by one of her husband's corporations, claiming that officers of the Association promised to resume making loans to her husband's corporation after the payment. Home Federal and its officers vigorously deny all of her allegations. The Association filed a motion for summary judgment and dismissal of the counterclaim. The motion for summary judgment was heard in the Superior Court division of the Mecklenburg County General Court of Justice in April 1998; however, an order has not been entered. In June 1998, the Association removed this case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the defendant was the debtor in a pending bankruptcy case. The Association believes it has strong defenses to the defendant's counterclaim.

      In February 1997, two companies affiliated with those referred to in the first paragraph above filed an additional action against two executive officers of the Association and against an officer of another financial institution. The action was removed from the state court and is presently pending in the United States Bankruptcy Court for the Western District of North Carolina. At the same time, the borrower, who is affiliated with all of these companies, also filed an action against the two executive officers of the Association and against an officer of another financial institution. The Complaints in both actions assert virtually identical claims. The plaintiffs in both lawsuits allege that the officers of both financial institutions engaged in a conspiracy to wrongfully declare loans to be in default so as to eliminate those companies as borrowers of the Association. Plaintiffs allege misrepresentation, breach of fiduciary duty, constructive fraud, interference with business expectancy, wrongful bank account set-off, and unfair and deceptive acts and practices. Plaintiffs claim actual damages, treble damages and punitive damages together with interest, attorneys' fees and other costs. All defendants filed motions for summary judgment which were granted and the lawsuits were dismissed in January 1998 by the Superior Court of Mecklenburg County. The plaintiff appealed the order granting summary judgment to the North Carolina Court of Appeals. In July of 1998, the defendants removed the case to the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, due to the fact that the plaintiff was a debtor in a pending bankruptcy case. As a result of the removal, the North Carolina Court of Appeals entered an order staying further proceedings in the North Carolina Court of Appeals in August 1998. The Association has agreed to indemnify both of its officers with respect to costs, expense and liability which might arise in connection with both of these cases.

      In July 1997, the above borrower and affiliated companies filed an additional action against HFNC Financial Corp., the Association, and the other financial institution referred to in the paragraph above, alleging that previous judgments in favor of the Association and the other financial institution obtained in prior litigation were obtained by the perpetration of fraud on the Bankruptcy Court, U.S. District Court, and the Fourth Circuit Court of Appeals. The plaintiffs are seeking to have the judgments set aside on that basis. The Association vehemently denies that any fraud was perpetrated upon the courts and has filed a motion for summary judgment and dismissal which is presently pending the United States District Court.

      In August 1997, the borrower filed a lawsuit against attorneys for the Association, attorneys for the other financial institution, and two United States Bankruptcy Judges in which the borrower alleges that the defendants have conspired against him and his corporations by allowing the Association to obtain judgments against him and his various corporations.

      The Association and its officers continue to deny any liability in the above-described cases and continue to vigorously defend against the claims. However, based on the advice of legal counsel, the Association is unable to give an opinion as to the likely outcome of the litigation or estimate the amount or range of potential loss, if any.

12.   REGULATORY CAPITAL REQUIREMENTS

      The Corporation is not subject to any regulatory capital requirements. However, the Association is subject to various regulatory capital requirements imposed by the federal financial institution agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios. Under regulations of the OTS, the Association must have: (i) core capital equal to 3% of adjusted total assets, (ii) tangible capital equal to 1.5% of adjusted total assets and (iii) total capital equal to 8.0% of risk-weighted assets. In measuring compliance with all three capital standards, institutions must deduct from their capital (with several exceptions primarily for mortgage banking subsidiaries and insured depository institution subsidiaries) their investments in, and advances to, subsidiaries engaged (as principal) in activities not permissible for national banks, and certain other adjustments. Management believes, as of June 30, 1998, that the Association meets all capital adequacy requirements to which it is subject.

      The following is a reconciliation of the Association's equity reported in the consolidated financial statements under generally accepted accounting principles to OTS regulatory capital requirements (dollars in thousands):


                                                            TANGIBLE          CORE          RISK-BASED
                                                            CAPITAL          CAPITAL         CAPITAL
    JUNE 30, 1998
      Total equity for the Association                      $ 157,245       $ 157,245       $ 157,245
      General allowance for loan losses                             -               -           6,764
      Unrealized gain on available for sale securities         (1,271)         (1,271)         (1,271)
      Investments not includable in regulatory capital         (1,788)         (1,788)         (1,818)
                                                            ---------       ---------       ---------

    Regulatory capital                                      $ 154,186       $ 154,186       $ 160,920
                                                            =========       =========       =========

    JUNE 30, 1997

      Total equity for the Association                      $ 172,894       $ 172,894       $ 172,894
      General allowance for loan losses                             -               -           5,936
      Unrealized gain on available for sale securities         (3,951)         (3,951)         (3,951)
      Investments not includable in regulatory capital         (1,716)         (1,716)         (1,746)
                                                            ---------       ---------       ---------

    Regulatory capital                                      $ 167,227       $ 167,227       $ 173,133
                                                            =========       =========       =========



      The Association's actual and required capital amounts and ratios are summarized as follows (in thousands):

                                                                                                           MINIMUM
                                                                               ACTUAL                    REQUIREMENT
                                                                        --------------------          ----------------
                                                                         AMOUNT       RATIO           AMOUNT     RATIO
    JUNE 30, 1998
         Tangible capital (to adjusted total assets)                    $ 154,186      15.4%          $15,050     1.5%
         Core capital (to adjusted total assets)                        $ 154,186      15.4%          $30,100     3.0%
         Risk-based capital (to risk-weighted assets)                   $ 160,920      29.7%          $43,284     8.0%

    JUNE 30, 1997

         Tangible capital (to adjusted total assets)                    $ 167,227      18.9%          $13,291     1.5%
         Core capital (to adjusted total assets)                        $ 167,227      18.9%          $26,582     3.0%
         Risk-based capital (to risk-weighted assets)                   $ 173,133      36.5%          $37,960     8.0%

      As of June 30, 1998 and 1997, the most recent respective notifications from the OTS classified the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association's category. To be categorized as well capitalized, the Association must maintain minimum ratios of total capital to risk-weighted assets, core capital to risk-weighted assets and core capital to adjusted total assets. The Association's actual and minimum capital requirements to be well capitalized under prompt corrective action provisions are as follows (dollars in thousands):

                                                                                                         MINIMUM
                                                                              ACTUAL                   REQUIREMENT
                                                                     --------------------         ------------------
      JUNE 30, 1998                                                    AMOUNT       RATIO         AMOUNT       RATIO

       Tier I Capital (to adjusted total assets)                     $ 154,186      15.4%         $50,166       5.0%
       Tier I Capital (to risk-weighted assets)                      $ 154,186      28.5%         $32,463       6.0%
       Total Capital (to risk-weighted assets)                       $ 160,920      29.7%         $54,106      10.0%

      JUNE 30, 1997

       Tier I Capital (to adjusted total assets)                     $ 167,227      18.9%         $44,303       5.0%
       Tier I Capital (to risk-weighted assets)                      $ 167,227      35.2%         $28,470       6.0%
       Total Capital (to risk-weighted assets)                       $ 173,133      36.5%         $47,450      10.0%

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

13.   FAIR VALUE DISCLOSURE

      The carrying and estimated fair value amounts of financial instruments as of June 30, 1998 and 1997, are summarized below:

                                                 1998                                       1997
                                    ---------------------------------          -------------------------------
                                      STATED             ESTIMATED                STATED             ESTIMATED
                                      AMOUNT             FAIR VALUE               AMOUNT            FAIR VALUE
Assets:
  Cash and cash
    equivalents                     $ 26,522,344        $ 26,522,344           $ 31,370,359        $ 31,370,359
  Securities available
    for sale                         134,668,931         134,668,931            175,710,104         175,710,104
  Loans receivable, net              806,389,714         811,590,928            658,323,320         653,393,693
  Stock of Federal
    Home Loan Bank
    of Atlanta                        14,900,000          14,900,000              6,450,000           6,450,000
  Other assets                         6,385,116           6,385,116              6,151,280           6,151,280

Liabilities:
  Demand deposits                   $ 92,487,277        $ 92,487,277           $ 73,567,414        $ 73,567,414
  Time deposits                      338,013,710         338,845,224            370,272,128         370,720,757
  Other borrowed funds               393,800,000         390,737,811            277,000,000         277,334,949
  Other liabilities                   35,284,080           5,284,080              4,961,756           4,961,756


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

      The Company had off-balance sheet financial commitments to originate loans and fund unused consumer lines of credit (see Note 11) of $42.9 million and $29.0 million at June 30, 1998 and 1997, respectively. Since the loan commitments are at interest rates that approximate current market rates, the estimated fair value of the commitments have no other financial statement impact.

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would significantly affect the estimates. Further, the fair value estimates were calculated as of June 30, 1998 and 1997. Changes in market interest rates and prepayment assumptions could change significantly the fair value.

      Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including real estate, deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

14.   SPECIAL DISTRIBUTION TO SHAREHOLDERS

      On March 18, 1997, the Corporation paid to its shareholders a special distribution of $78.9 million, or $5 per share. The Company has determined that 95% of all shareholder distributions during that year represented a return of shareholder capital. Consequently, the return of capital portion is reflected in the Company's financial records as a reduction of additional paid-in capital and the remainder has been reflected as a reduction of retained income.

15.   HFNC FINANCIAL CORP.

      The following condensed statements of financial condition, as of June 30, 1998 and 1997 and condensed statements of income and cash flows for the years ended June 30, 1998 and 1997 and for the period from August 29, 1995 (date of incorporation) to June 30, 1996 for HFNC Financial Corp. should be read in conjunction with the consolidated financial statements and the notes thereto:

STATEMENT OF FINANCIAL POSITION                                       1998             1997
ASSETS

Cash and cash equivalents                                         $     24,274      $     42,904
Equity investment in subsidiaries                                  168,643,525       188,324,313
Deferred merger costs                                                  756,847                 -
Deferred tax asset                                                   1,873,718           990,521
                                                                  ------------      ------------

Total                                                             $171,298,364      $189,357,738
                                                                  ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable                                                      $          -       $28,000,000
Other liabilities                                                      403,727           297,821
Shareholders' equity                                               170,894,637       161,059,917
                                                                  ------------      ------------
Total                                                             $171,298,364      $189,357,738
                                                                  ============      ============


STATEMENT OF INCOME                              1998               1997              1996
Cash dividends received from subsidiary
  banks                                      $ 31,431,950       $ 76,620,890       $   50,000
Interest income                                       915             14,365            3,980
                                             ------------       ------------       ----------
Total income                                   31,432,865         76,635,255           53,980
                                             ------------       ------------       ----------

Interest expense                                  169,556            651,778                -
Other expense                                   1,469,608          1,382,115                -
                                             ------------       ------------       ----------
Total expense                                   1,639,164          2,033,893                -
                                             ------------       ------------       ----------

                                               29,793,701         74,601,362           53,980
Income tax benefit                                883,197            988,963                -
(Dividends in excess of earnings of
  subsidiaries) equity in undistributed
  earnings of subsidiaries                    (17,207,904)       (68,226,644)       7,520,122
                                             ------------       ------------       ----------

Net income                                   $ 13,468,994       $  7,363,681       $7,574,102
                                             ============       ============       ==========

STATEMENT OF CASH FLOWS                              1998               1997               1996
Operating activities:
  Net income                                     $ 13,468,994       $  7,363,681       $   7,574,102
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Deferred income tax benefit                      (883,197)          (990,521)                  -
    Increase (decrease) in subsidiary
      receivable                                    3,537,264         (2,630,950)                  -
    Increase in other liabilities                     105,906            297,821                   -
    Increase in deferred merger asset                (756,847)                 -                   -
    Dividends in excess of earnings of
      subsidiaries (equity in undistributed
      earnings of subsidiaries)                    17,207,904         68,226,644          (7,520,122)
                                                 ------------       ------------       -------------

Net cash provided by operating activities          32,680,024         72,266,675              53,980
                                                 ------------       ------------       -------------

Investing activities:
  Purchase of capital stock of subsidiaries                 -                  -        (167,937,938)
                                                 ------------       ------------       -------------

Net cash used in investing activities                       -                  -        (167,937,938)
                                                 ------------       ------------       -------------

Financing activities:
  Net proceeds from sale of common stock                    -                  -         168,437,938
  Proceeds of note payable                                  -         28,000,000                   -
  Repayment of note payable                       (28,000,000)                 -                   -
  Dividends paid                                   (4,698,654)       (83,071,050)                  -
  Purchases of restricted stock for
    benefit plans                                           -        (17,706,701)                  -
                                                 ------------       ------------       -------------

Net cash (used in) provided by financing
  activities                                      (32,698,654)       (72,777,751)        168,437,938
                                                 ------------       ------------       -------------

Net (decrease) increase in cash and
  cash equivalents                                    (18,630)          (511,076)            553,980
Cash and cash equivalents at beginning
  of period                                            42,904            553,980                   -
                                                 ------------       ------------       -------------

Cash and cash equivalents at end of period       $     24,274       $     42,904       $     553,980
                                                 ============       ============       =============

16.   SUBSEQUENT EVENT

      On May 17, 1998, the Company signed a definitive agreement to merge with First Charter Corporation, headquartered in Concord, North Carolina. The agreement stipulates that the Corporation shareholders will exchange each share of Corporation common stock for 0.57 share of First Charter Corporation common stock. The transaction will be structured to qualify as a tax-free reorganization and will be accounted for as a pooling of interests. Consummation of the transaction is subject to certain conditions, including receipt of approval by the shareholders of both companies and approval of various regulatory authorities. A special meeting of the shareholders of the Corporation will be held on September 29, 1998 to consider and vote on a proposal to approve the Amended and Restated Agreement and Plan of Merger by and between the Company and First Charter Corporation. Pursuant to the Agreement, the Corporation will merge with and into First Charter Corporation, with the effect that First Charter Corporation will be the surviving corporation resulting from the merger. Consummation of the merger is planned for September 30, 1998.





                                   **********